Form 10QSB/A
period 2006-06-30
VERBENA PHARMACEUTICALS INC
filed 2006-08-23
CIK 1355016

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51833

Verbena Pharmaceuticals Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-4142447
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

270 Presidential Drive Wilmington, DE	19807
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (302) 743-2995

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, par value $ .0001 per share, outstanding as of August 22, 2006.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

VERBENA PHARMACEUTICALS INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Balance Sheet as of June 30, 2006 (unaudited)	F-1

Statements of Operations for the Quarter Ended June 30, 2006	F-2
(unaudited) and the Cumulative Period from Inception
(January 3, 2006) through June 30, 2006 (unaudited)

Statement of Stockholder’s Deficiency for the Period from Inception	F-3
(January 3, 2006) through June 30, 2006 (unaudited)

Statement of Cash Flows for the Cumulative Period from Inception	F-4
(January 3, 2006) through June 30, 2006 (unaudited)

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Balance Sheet (Unaudited)
June 30, 2006

ASSETS
Current assets
Cash and cash equivalents	$766

Total assets	$766

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$5,750

Long term liabilities
Loan payable stockholder	17,500

Total liabilities	23,250

Stockholder’s deficiency
Preferred stock - $.0001 par value, 10,000,000 shares authorized; -0- shares issued and outstanding	-
Common stock - $.0001 par value, 150,000,000 shares authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	18,250
(Deficit) accumulated during the development stage	(40,994)

Total stockholder’s deficiency	(22,484)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$766

See notes to unaudited interim financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Operations (Unaudited)

		Period
		From
		January
		3, 2006
	Quarter	(Inception)
	Ended	Through
	June 30,	June 30,
	2006	2006

Revenues	$-	$-

General and administrative expenses	12,180	40,984

Net (loss)	$(12,180)	$(40,984)

Basic and diluted (loss) per share	$(.00)	$(.02)

Weighted average number of common shares outstanding	2,500,000	2,108,939

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

Date: August 22, 2006                        VERBENA PHARMACEUTICALS INC.

By: /s/ Randy Milby
Randy Milby
President

3