Form 10QSB
period 2006-09-30
VERBENA PHARMACEUTICALS INC
filed 2006-11-14
CIK 1355016

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, par value $ .0001 per share, outstanding as of November 13, 2006.

Transitional Small Business Disclosure Format (Check one):  YES ☐   NO ☒

VERBENA PHARMACEUTICALS INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Balance Sheet as of September 30, 2006 (unaudited)	F-1

Statements of Operations for the Quarter Ended September 30, 2006	F-2
(unaudited) and the Period from January 3, 2006 (Inception)
through September 30, 2006 (unaudited)

Statement of Stockholder’s Deficiency for the Period from January 3, 2006	F-3
(Inception) through September 30, 2006 (unaudited)

Statement of Cash Flows for the Period from January 3, 2006 (Inception)	F-4
through September 30, 2006 (unaudited)

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Balance Sheet (Unaudited)
September 30, 2006

ASSETS
Current assets
Cash and cash equivalents	$2,724

Total assets	$2,724

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$425

Long term liabilities
Loan payable stockholder	17,500

Total liabilities	17,925

Stockholder’s deficiency
Preferred stock - $.0001 par value, 10,000,000
shares authorized; -0- shares issued and
outstanding	-
Common stock - $.0001 par value, 150,000,000 shares
authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	31,500
(Deficit) accumulated during the development stage	(46,951)

Total stockholder’s deficiency	(15,201)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$2,724

See notes to unaudited interim financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Operations (Unaudited)
For the Quarter Ended September 30, 2006
And the period January 3, 2006 (Inception) Through September 30, 2006

	Quarter Ended September 30		January 3 Through September 30

Revenues		$-	$-

General and administrative expenses		5,967	46,951

Net (loss)		$(5,967)	$(46,951)

Basic and diluted (loss) per share	$	(-0-)	$(.02)

Weighted average number of common shares
outstanding		2,500,000	2,241,697

See notes to unaudited interim financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statement of Changes in Stockholder’s Deficiency (Unaudited)
For the period January 3, 2006 (Inception) Through September 30, 2006

	Preferred Stock		Common Stock		Additional Paid-In	(Deficit) Accumulated During the Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance January 3
2006 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock
on January 31, 2006	-	-	2,500,000	250	12,250	-	12,500
Capital contributions from stockholder:
April 20, 2006	-	-	-	-	6,000	-	6,000
July 6, 2006	-	-	-	-	2,400	-	2,400
August 14, 2006	-	-	-	-	3,200	-	3,200
September 5, 2006	-	-	-	-	5,150	-	5,150
September 25, 2006	-	-	-	-	2,500	-	2,500

Net (loss)	-	-	-	-	-	(46,951)	(46,951)

Balance September 30, 2006	-	$-	2,500,000	$250	$31,500	$(46,951)	$(15,201)

See notes to unaudited interim financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statement of Cash Flows (Unaudited)
For the period January 3, 2006 (Inception) Through September 30, 2006

Cash flows from operating activities:
Net (loss)	$(46,951)

Adjustments to reconcile net loss to
net cash used in operations:
Accrued interest on stockholder loan	425

Net cash used in operating activities	(46,526)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,500
Additional capital contributions from sole stockholder	19,250
Proceeds from stockholder’s loan	17,500

Cash provided by financing activities	49,250

Net increase in cash and cash equivalents	2,724

Cash and cash equivalents - beginning	-

Cash and cash equivalents - ending	$2,724

See notes to unaudited interim financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
September 30, 2006

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

c.
Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. The Company’s gross deferred tax asset related to capitalized startup costs totaled approximately $7,040 at September 30, 2006, and has been fully offset by a valuation allowance.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
September 30, 2006

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

The Company has two notes payable to its sole stockholder aggregating $17,500. Interest expense for the quarter ended September 30, 2006 and the period January 3, 2006 (inception) through September 30, 2006 totaled $175 and $425, respectively and accrues at 4%. The entire amount, principal and interest, is due on the earlier of December 31, 2010 or on the date the Company consummates a merger or similar transaction with an operating business.

4 -	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
September 30, 2006

GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have an effect on its financial statements.

5 -	INTERIM FINANCIAL STAEMENTS

The accompanying interim financial statements of the Company as of September 30, 2006, and for the quarter then ended and for the period from January 3, 2006 (inception) through September 30, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10 SB for the period from inception (January 3, 2006) through February 15, 2006. There have been no changes in significant accounting polices since February 15, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Verbena Pharmaceuticals Inc. (the “Company”) has not realized any revenues from operations since January 3, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to September 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On September 15, 2006, the Company issued a 4% promissory note payable in the amount of $5,000, payable to Randy Milby, the sole officer, director and stockholder of the Company (the “Note”). The Note and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the Note will reach maturity on December 31, 2010.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

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

Date: November 13, 2006	VERBENA PHARMACEUTICALS INC.

	By:	/s/ Randy Milby
Randy Milby
President

3