Form 10QSB
period 2007-09-30
VERBENA PHARMACEUTICALS INC
filed 2007-11-19
CIK 1355016

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

VERBENA PHARMACEUTICALS INC.

- INDEX -

Page
PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of September 30, 2007 (Unaudited)	F-2

Statements of Operations (Unaudited) for the Nine Months Ended September 30,
2007 and 2006, for the Nine Months Ended September 30, 2007, for the Period
from January 3, 2006 (Inception) Through September 30, 2006 and for the
Period from January 3, 2006 (Inception) Through September 30, 2007
F-3

Statement of Changes in Stockholder’s Deficiency (Unaudited) for the Period January 3, 2006 (Inception) Through September 30, 2007	F-4

Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2007,
for the Period from January 3, 2006 (Inception) Through September 30, 2006 and
for the Period from January 3, 2006 (Inception) Through September 30, 2007
F-5

Notes to Unaudited Interim Financial Statements	F-6

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	1

Item 6. Exhibits	2

Signatures	3

See notes to unaudited interim financial statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Balance Sheet (Unaudited)
September 30, 2007

ASSETS
Current assets
Cash and cash equivalents	$980

Total assets	$980

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$70

Long term liabilities
Loan payable stockholder	-
Accrued interest payable	-

Total long term liabilities	-

Total liabilities	70

Stockholder’s deficiency
Preferred stock - $.0001 par value, 10,000,000 shares authorized; -0- shares issued and outstanding	-
Common stock - $.0001 par value, 150,000,000 shares authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	86,200
(Deficit) accumulated during the development stage	(85,540)

Total stockholder’s equity	910

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$980

See notes to unaudited interim financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Operations (Unaudited)
September 30, 2007

	For the Nine Months Ended September 30, 2007	Period from January 3, 2006 (Inception) Through September 30, 2006

Revenues	$-	$-

General and administrative expenses	32,864	46,526

Interest	467	425

Net (loss)	$(33,331)	$(46,951)

Basic and diluted (loss) per share	$(0.01)	$(0.02)

Weighed average number of common shares outstanding	2,500,000	2,108,939

See notes to unaudited interim financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statement of Changes in Stockholder’s Deficiency (Unaudited)
For the period January 3, 2006 (Inception) Through September 30, 2007

						(Deficit)
						Accumulated
					Additional	During the	Stockholder’s
	Preferred Stock		Common Stock		Paid-In	Development	Equity/
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)

Balance January 3 2006 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock on January 31, 2006	-	-	2,500,000	250	12,250	-	12,500
Capital contributions from stockholder	-	-	-	-	19,250	-	19,250

Net (loss)	-	-	-	-	-	(52,209)	(52,209)

Balance December 31, 2006	-	-	2,500,000	250	31,500	(52,209)	(20,459)

Capital contributions from stockholder	-	-	-	-	54,700	-	54,700

Net (loss) (unaudited)	-	-	-	-	-	(33,331)	(33,331)

Balance September 30, 2007 (unaudited)	-	$-	2,500,000	$250	$86,200	$(85,540)	$910

See notes to unaudited interim financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Cash Flows (Unaudited)
September 30, 2007

		Period from	Period from
		January 3, 2006	January 3, 2006
	For the Nine	(Inception)	(Inception)
	Months Ended	Through	Through
	September 30, 2007	September 30, 2006	September 30, 2007

Cash flows from operating activities:
Net (loss)	$(33,331)	$(46,951)	$(85,540)

Adjustments to reconcile net loss to net cash used in operations:

Accounts payable	(4,500)	-	70
Accrued interest on stockholder loan	(600)	425	-

Net cash (used in) operating activities	(38,431)	(46,526)	(85,470)

Cash flows from financing activities:

Proceeds from issuance of common stock	-	12,500	12,500

Additional capital
Contributions from sole shareholder	54,700	19,250	73,950
Proceeds from(repayment of) stockholder’s loan	(17,500)	17,500	-

Cash provided by financing activities	37,200	49,250	86,450

Net increase in cash and cash equivalents	(1,231)	2,724	980

Cash and cash equivalents - beginning	2,211	-	-

Cash and cash equivalents - ending	$980	$2,724	$980

See notes to unaudited interim financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
September 30, 2007

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
September 30, 2007

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

The Company had two notes payable to its sole stockholder aggregating $17,500. The notes were paid in full on September 1, 2007. Interest expense for the three months ended September 30, 2007 and 2006 was $117 and $175, respectively, for the nine months ended September 30, 2007 it was $467, for the period from inception to September 30, 2006 it was $425 and for the period January 3, 2006 (inception) through September 30, 2007 totaled $1,067 respectively and accrued at 4%. The entire amount was also remitted on September 1, 2007.

The sole stockholder contributed $54,700 in 2007 and $19,250 in 2006 to additional paid-in-capital.

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
September 30, 2007

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

F-8

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
September 30, 2007

6 -	BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company as of September 30, 2007 and for the three months ended September 30, 2007 and 2006, the nine months ended September 30, 2007, for the period January 3, 2006 (inception) through September 30, 2006 and for the period from January 3, 2006 (inception) through September 30, 2007, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB for the period January 3, 2006 (inception) through December 31, 2006. There have been no changes in significant accounting policies since the period January 3, 2006 (inception) through December 31, 2006.

				Period from
				January 3, 2006
				(Inception)
	For the Three Months Ended			Through
	September 30, 2007	September 30, 2006		September 30, 2007

Revenues	$-		$-	$-

General and administrative expenses	13,076		5,792	84,473

Interest	117		175	1,067

Net (loss)	$(13,193)	$	(5,967)	$(85,540)

Basic and diluted (loss) per Share	$(0.00)		$(0.00)

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended September 30, 2007.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

Date: November 19, 2007		VERBENA PHARMACEUTICALS INC.

	By:	/s/ Jason Rogers
	Name:	Jason Rogers
	Title:	President

3