Form 10QSB/A
period 2007-09-30
VERBENA PHARMACEUTICALS INC
filed 2008-01-22
CIK 1355016

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

VERBENA PHARMACEUTICALS INC.

- INDEX -

  Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of September 30, 2007 (Not Reviewed)  F-1

Statements of Operations (Not Reviewed) for the Nine Months Ended September 30,
F-2
        2007 and 2006, for the Nine Months Ended September 30, 2007, for the Period
from January 3, 2006 (Inception) Through September 30, 2006 and for the
Period from January 3, 2006 (Inception) Through September 30, 2007

Statement of Changes in Stockholder’s Deficiency (Not Reviewed) for the Period
      F-3
January 3, 2006 (Inception) Through September 30, 2007

Statements of Cash Flows (Not Reviewed) for the Nine Months Ended September 30, 2007,
        F-4
for the Period from January 3, 2006 (Inception) Through September 30, 2006 and
for the Period from January 3, 2006 (Inception) Through September 30, 2007

Notes to Not Reviewed Interim Financial Statements                                                    < /font>F-5

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

See notes to Not Reviewed interim financial statements.
F-1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Balance Sheet (Not Reviewed)
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

See notes to Not Reviewed interim financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Operations (Not Reviewed)
September 30, 2007

		Period from
		January 3, 2006
	For the Nine	(Inception)
	Months Ended	Through
	September 30, 2007	September 30, 2006

Revenues	$-	$-

General and administrative
expenses	32,864	46,526

Interest	467	425

Net (loss)	$(33,331)	$(46,951)

Basic and diluted (loss) per
share	$(0.01)	$(0.02)

Weighed average number of
common shares outstanding	2,500,000	2,108,939

See notes to Not Reviewed interim financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statement of Changes in Stockholder’s Deficiency (Not Reviewed)
For the period January 3, 2006 (Inception) Through September 30, 2007

						(Deficit)
						Accumulated
					Additional	During the	Stockholder's
	Preferred Stock		Common Stock		Paid-In	Development	Equity/
	Shares	Amount	Shares	Amount	Capital	Stage
				(Deficiency)

Balance January 3
2006 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of
common stock
on January 31,
2006	-	-	2,500,000	250	12,250	-	12,500
Capital contributions
from stockholder	-	-	-	-	19,250	-	19,250

Net (loss)	-	-	-	-	-	(52,209)	(52,209)

Balance December
31, 2006	-	-	2,500,000	250	31,500	(52,209)	(20,459)

Capital contributions
from stockholder
-		-	-	-	54,700	-	54,700

Net (loss) (Not Reviewed)	-	-	-	-	-	(33,331)	(33,331)

Balance September 30,
2007 (Not Reviewed)	-	$-	2,500,000	$250	$86,200	$(85,540)	$910

See notes to Not Reviewed interim financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Cash Flows (Not Reviewed)
September 30, 2007

	Period from	Period from	Period from
	January 3, 2006	January 3, 2006	January 3, 2006
	For the Nine	(Inception)	(Inception)
	Months Ended	Through	Through
	September 30, 2007	September 30, 2006	September 30, 2007

Cash flows from operating
activities:
Net (loss)	$(33,331)	$(46,951)	$(85,540)

Adjustments to reconcile net
loss to net cash used
in operations:

Accounts payable	(4,500)	-	70
Accrued interest on
stockholder loan	(600)	425	-

Net cash (used in) operating
activities	(38,431)	(46,526)	(85,470)

Cash flows from financing
activities:

Proceeds from issuance of
common stock	-	12,500	12,500

Additional capital
Contributions from sole
shareholder	54,700	19,250	73,950
Proceeds from(repayment of)
stockholder’s loan	(17,500)	17,500	-

Cash provided by financing
activities	37,200	49,250	86,450

Net increase in cash and
cash equivalents	(1,231)	2,724	980

Cash and cash equivalents -
beginning	2,211	-	-

Cash and cash equivalents -
ending	$980	$2,724	$980

See notes to Not Reviewed interim financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Notes to Not Reviewed Interim Financial Statements
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

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Notes to Not Reviewed Interim Financial Statements
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

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Notes to Not Reviewed Interim Financial Statements
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
Notes to Not Reviewed Interim Financial Statements
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

These financial statements have not been reviewed by an independent registered public accounting firm.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

The Company intends to issue a 10QSB/A with reviewed financial statements after the financials have been reviewed by an independent registered public accounting firm.

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