Form 10QSB/A
period 2007-09-30
VERBENA PHARMACEUTICALS INC
filed 2008-07-25
CIK 1355016

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT NO. 2

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51833

Verbena Pharmaceuticals Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-4142447
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

843 Persimmon Lane Langhorne, PA	19047

(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (215) 741-7006

No change

_______________________________

(Former name, former address and former

fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, par value $.0001 per share, outstanding as of July 16, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

The previously filed quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007 was filed without the review of our independent registered public accounting firm.  This amended filing has been reviewed by our independent registered public accounting firm.

The notes to the unaudited interim financial statements have been revised to include events subsequent to September 30, 2007 which were not included in the original filing.  The revision of the unaudited interim financial statements referred to above had no other effect on the Form 10-QSB.

VERBENA PHARMACEUTICALS INC.

- INDEX -

PART I – FINANCIAL INFORMATION:	Page

Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheet as of September 30, 2007 (Unaudited)	F-2

Statements of Operations (Unaudited) for the Three Months Ended September 30, 2007 and 2006, for the Nine Months Ended September 30, 2007, for the Period from January 3, 2006 (Inception) Through September 30, 2006 and for the Period from January 3, 2006 (Inception) Through September 30, 2007

F-3
Statement of Changes in Stockholder’s Equity (Unaudited) for the Period January 3, 2006 (Inception) Through September 30, 2007	F-4

Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2007, for the Period from January 3, 2006 (Inception) Through September 30, 2006 and for the Period from January 3, 2006 (Inception) Through September 30, 2007

F-5
Notes to Unaudited Interim Financial Statements	F-6

Item 2. Management's Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	13

Signatures	14

2

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Verbena Pharmaceuticals, Inc.

We have reviewed the accompanying balance sheet of Verbena Pharmaceuticals, Inc. (a development stage company) as of September 30, 2007, and the related statements of operations for the three months ended September 30, 2007 and 2006, the nine months ended September 30, 2007, the period from January 3, 2006 (inception) through September 30, 2006, and the period from January 3, 2006 (inception) through September 30, 2007, changes in stockholder’s equity for the period from January 3, 2006 (inception) through September 30, 2007, and cash flows for the nine months ended September 30, 2007, the period from January 3, 2006 (inception) through September 30, 2006, and the period from January 3, 2006 (inception) through September 30, 2007.  These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP

New York, New York

July 24, 2008

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VERBENA PHARMACEUTICALS INC.

A Development Stage Company

Balance Sheet (Unaudited)

September 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$980
Total assets	$980

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$70

Total liabilities	70

Stockholder’s equity
Preferred stock - $.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	-
Common stock - $.0001 par value, 150,000,000 shares authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	86,200
(Deficit) accumulated during the development stage	(85,540)

Total stockholder’s equity	910

Total liabilities and stockholder’s equity	$980

See notes to unaudited interim financial statements.

VERBENA PHARMACEUTICALS INC.

A Development Stage Company

Statements of Operations (Unaudited)

					Period from January 3, 2006 (Inception) Through

	For the Three Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007
Revenues		$--		$--	$--
General and administrative expenses		13,076		5,792	84,473
Interest		117		175	1,067
Net (loss)		$(13,193)		$(5,967)	$(85,540)

Basic and diluted (loss) per share	$	*	$	*

Weighted average number of common shares outstanding		2,500,000		2,500,000

	For the Nine Months Ended September 30, 2007	Period from January 3, 2006 (Inception) Through September 30, 2006
Revenues	$--	$--
General and administrative expenses	32,864	46,526
Interest	467	425
Net (loss)	$(33,331)	$(46,951)

Basic and diluted (loss) per share	$(.01)	$(.02)

Weighted average number of common shares outstanding	2,500,000	2,241,697

*less than (0.01) per share

See notes to unaudited interim financial statements.

VERBENA PHARMACEUTICALS INC.

A Development Stage Company

Statement of Changes in Stockholder’s Equity (Unaudited)

For the period January 3, 2006 (Inception) Through September 30, 2007

						(Deficit) Accumulated During the Development Stage

					Additional Paid-in Capital
	Preferred Stock		Common Stock				Stockholder’s Equity/ (Deficiency)
	Shares	Amount	Shares	Amount
Balance January 3, 2006 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock on January 31, 2006	-	-	2,500,000	250	12,250	-	12,500
Capital contributions from stockholder	-	-	-	-	19,250	-	19,250

Net (loss)	-	-	-	-	-	(52,209)	(52,209)

Balance December 31, 2006	-	$-	2,500,000	$250	$31,500	$(52,209)	$(20,459)
Capital contributions from stockholder	-	-	-	-	54,700	-	54,700

Net (loss) (unaudited)	-	-	-	-	-	(33,331)	(33,331)

Balance September 30, 2007 (unaudited)	-	$-	2,500,000	$250	$86,200	$(85,540)	$910

See notes to unaudited interim financial statements.

VERBENA PHARMACEUTICALS INC.

A Development Stage Company

Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30, 2007	Period from January 3, 2006 (Inception) Through September 30, 2006	Period from January 3, 2006 (Inception) Through September 30, 2007
Cash flows from operating activities:
Net (loss)	$(33,331)	$(46,951)	$(85,540)

Adjustments to reconcile net loss to net cash used in operations:
Accounts payable	(4,500)	-	70
Accrued interest on stockholder loan	(600)	425	-

Net cash (used in) operating activities	(38,431)	(46,526)	(85,470)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	12,500	12,500
Additional capital contributions from sole shareholder	54,700	19,250	73,950
Proceeds from stockholder’s loan	-	17,500	17,500
Repayment of stockholder’s loan	(17,500)	-	(17,500)

Cash provided by financing activities	37,200	49,250	86,450

Net increase (decrease) in cash and cash equivalents	(1,231)	2,724	980

Cash and cash equivalents - beginning	2,211	-	-

Cash and cash equivalents - ending	$980	$2,724	$980

See notes to unaudited interim financial statements.

VERBENA PHARMACEUTICALS INC.

A Development Stage Company

Notes to Unaudited Interim Financial Statements

September 30, 2007

1 -   DEVELOPMENT STAGE COMPANY

Verbena Pharmaceuticals Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on January 3, 2006.  All activities of the Company to date relate to its organization, initial funding, and share issuance.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through December 31, 2007 of $85,540.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, the Company’s development activities since inception have been financially sustained through stockholder loans and contributions.  The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its stockholder and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

b.

Cash and Cash Equivalents - The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  There are no cash equivalents at the balance sheet date.

c.

Income Taxes – The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.

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

The Company had two notes payable to its sole stockholder aggregating $17,500.  Interest expense for the three months ended September 30, 2007 and 2006 was $117 and $175, respectively, for the nine months ended September 30, 2007 it was $467, for the period from inception to September 30, 2006 it was $425 and for the period January 3, 2006 (inception) through September 30, 2007 it totaled $1,067 and accrued at 4%.  The entire amount, principal and accrued interest of $18,507, was paid in full on September 1, 2007.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

7 -

SUBSEQUENT EVENTS

On November 14, 2007, the Company redeemed, in accordance with The Redemption Agreement (the “Redemption Agreement”) an aggregate of 2,500,000 shares of its common stock from the then current sole stockholder (“Selling Stockholder”) for an aggregate purchase price equal to $50,000. The purchase price was paid as $16,700 in cash and a promissory note in the principal amount of $33,300, both of which were   delivered to the Selling Stockholder upon the execution and delivery of the Redemption Agreement. The promissory note provides that the principal amount shall accrue interest at 9.25% per annum, and shall be paid no later than two business days after the Company has completed a transaction (the “Merger”) pursuant to which the Company is no longer a “shell company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and has received approval to commence the trading of its securities on the Pink Sheets LLC, the Nasdaq Over-the-Counter Bulletin Board or other established trading market. Upon execution and delivery of the Redemption Agreement (the “Closing”), the Selling Stockholder was no longer a stockholder of the Company. At the Closing, the shares of common stock were placed in escrow with an escrow agent (the “Escrow Agreement”) pursuant to an escrow agreement (the “Escrow Agreement”).

On November 14, 2007, the Company sold 2,500,000 shares of common stock to Genesis Holdings, Inc., a Texas corporation (“Genesis”). The Company sold such shares of common stock to Genesis for an aggregate purchase price equal to $50,000 pursuant to the terms and conditions contained in the common stock purchase agreement (the “Purchase Agreement”). In accordance with the Purchase Agreement, the purchase price was paid as $16,700 in cash and a promissory note in the principal amount of $33,300, both of which were delivered to the Company upon the execution and delivery of the Purchase Agreement. The promissory note provides that the principal amount shall accrue interest at 9.25% per annum, and shall be paid no later than two business days after the Company has completed the Merger. A condition to the sale of stock was that all outstanding indebtedness of the Company to the Selling Stockholder shall have been converted to equity and canceled. Genesis, as part of the Purchase Agreement, agreed to enter into the Escrow Agreement.

In accordance with both promissory notes discussed above, if the Merger has not been completed within one year of the promissory notes, then, at any time thereafter, unless all principal and interest outstanding on the promissory notes shall have previously been paid, upon written notice to the escrow agent under the Escrow Agreement, the 2,500,000 shares of common stock then held in escrow shall be returned to the Selling Stockholder  in exchange for the cancellation of the promissory notes, and the Company shall receive from the escrow agent and redeem, for a nominal purchase price equal to the par value thereof, the 2,500,000 shares of Common Stock owned by Genesis. These common stock shares shall represent all then outstanding shares of capital stock on a fully diluted basis. The parties shall take such action and complete such filings as may be necessary, at the expense of Genesis, in accordance with applicable securities laws to ensure that the actions described herein are in compliance therewith. Either Genesis or the Company’s failure to take any action described herein shall be deemed an Event of Default. If there is any Event of Default the entire balance of principal of the promissory note then outstanding shall bear interest at 25% per annum thereafter.

Until either of the promissory notes is paid in full, the Company shall not issue any shares of its common stock nor any direct or indirect rights to receive or acquire shares of common stock other than in connection with the Merger and thereafter, the Company shall not affect any forward or reverse stock split, recapitalization, reorganization or the like prior to completion of a Merger without the Lender’s prior written consent.

In connection with the sale of common stock, our President immediately prior to the sale of stock resigned and a new Director was elected and appointed to serve as President and Secretary of the Company.

On November 14, 2007, the Company, the Selling Stockholder, Genesis, and the Escrow Agent entered into the Escrow Agreement. The Escrow Agreement provides that the Escrow Agent hold in escrow and then distribute the common stock shares to be released to certain parties pursuant to the Escrow Agreement. If a party to this agreement believes that certain shares may be released from the Escrow Agent and written notice is sent to the Escrow Agent and this written notice is sent to the remaining parties and the remaining parties do not object in writing within three business days, the Escrow Agent shall release the common stock shares.

On January 8, 2008, the Company entered into an agreement and plan of merger with Wright Plumbing and Heating (“Wright”).  As a result of this agreement, Wright shareholders will own forty eight (48%) of the issued and outstanding common stock of the Company.

In connection with this transaction a new Director was elected and appointed to serve as President and Secretary of the Company.

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

Item 5. Other Information. None.

12

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

____________

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 7, 2006, and incorporated herein by this reference.

13

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 24, 2008		VERBENA PHARMACEUTICALS INC.

	By:	/s/ Robert Schneiderman
	Name:	Robert Schneiderman
	Title:	President

14