Form 10KSB
period 2007-12-31
VERBENA PHARMACEUTICALS INC
filed 2008-08-27
CIK 1355016

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-51833

Verbena Pharmaceuticals Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4142447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

843 Persimmon Lane Langhorne PA	19047
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:

((215-741-7006)

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

The Company’s revenues for fiscal year end December 31, 2007 were $0.

As of August 27, 2008, there were 2,500,000 shares of common stock outstanding.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 150,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of August 27, 2008, there was one holder of record of the Common Stock.

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

December 31, 2007

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS
Balance Sheet	F-2
Statements of Operations	F-3
Statement of Changes in Stockholder's Deficiency	F-4
Statement of Cash Flows	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 - F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Verbena Pharmaceuticals Inc.

We have audited the accompanying balance sheet of Verbena Pharmaceuticals Inc. (a development stage company) (“the Company”) as of December 31, 2007, and the related statements of operations, stockholders’ (deficiency), and cash flows for the year then ended, the period January 3, 2006 (inception) through December 31, 2006, and the cumulative period January 3, 2006 (inception) through December 31, 2007. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007, the period January 3, 2006 (inception) through December 31, 2006, and the cumulative period January 3, 2006 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has suffered recurring losses. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP

New York, New York

August 27, 2008

VERBENA PHARMACEUTICALS INC.

A Development Stage Company

Balance Sheet

December 31, 2007

ASSETS
Total assets	$0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$70

Total liabilities	$70

Stockholder’s equity
Preferred stock - $.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	-
Common stock - $.0001 par value, 150,000,000 shares authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	91,682
(Deficit) accumulated during the development stage	(92,002)

Total stockholder’s equity	(70)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$0

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.

A Development Stage Company

Statements of Operations

	For the Year Ended December 31, 2007	Period from January 3, 2006 (Inception) Through December 31, 2006	Period from January 3, 2006 (Inception) Through December 31, 2007
Revenues	$-	$-	$-
General and administrative expenses	39,326	51,609	90,935
Interest	467	600	1,067
Net (loss)	$(39,793)	$(52,209)	$(92,002)

Basic and diluted (loss) per share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	2,500,000	2,500,000

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.

A Development Stage Company

Statement of Changes in Stockholder’s Equity

For the period January 3, 2006 (Inception) Through December 31, 2007

				(Deficit) Accumulated During the Development Stage

			Additional Paid-In Capital
	Common Stock				Treasury Stock		Stockholder’s Equity
	Shares	Amount			Shares	Amount
Balance January 3, 2006 (inception)	-	$-	$-	$-	-	$-	$-
Issuance of common stock on January 31, 2006	2,500,000	250	12,250	-	-	-	12,500
Capital contributions from stockholder	-	-	19,250	-	-	-	19,250

Net (loss)	-	-	-	(52,209)	-	-	(52,209)

Balance December 31, 2006	2,500,000	$250	$31,500	$(52,209)	-	$-	$(20,459)
Capital contributions from stockholder	-	-	60,182	-	-	-	60,182
Purchase of treasury stock on November 14, 2007	-	-	-	-	(2,500,000)	(16,700)	(16,700)
Issuance of treasury stock on November 14, 2007	-	-	-	-	2,500,000	16,700	16,700

Net (loss)	-	-	-	(39,793)	-	-	(39,793)

Balance December 31, 2007	2,500,000	$250	$91,682	$(92,002)	-	$-	$(70)

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.

A Development Stage Company

Statements of Cash Flows

	For the Year Ended December 31, 2007	Period from January 3, 2006 (Inception) Through December 31, 2006	Period from January 3, 2006 (Inception) Through December 31, 2007
Cash flows from operating activities:
Net (loss)	$(39,793)	$(52,209)	$(92,002)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	(4,500)	4,570	70
Accrued interest on stockholder loan	(600)	600	-

Net cash (used in) operating activities	(44,893)	(47,039)	(91,932)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	12,500	12,500
Additional capital contributions from sole shareholder	60,182	19,250	79,432
Proceeds from (repayment of) stockholder’s loan	(17,500)	17,500	-
Purchase of treasury stock	(16,700)	-	(16,700)
Sale of treasury stock	16,700	-	16,700

Cash provided by financing activities	42,682	49,250	91,932

Net increase in cash and cash equivalents	(2,211)	2,211	-

Cash and cash equivalents - beginning	2,211	-	-

Cash and cash equivalents - ending	$-	$2,211	$-

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.

A Development Stage Company

Notes to Financial Statements

December 31, 2007

1

-

ORGANIZATION AND BUSINESS

Verbena Pharmaceuticals Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on January 3, 2006.  All activities of the Company to date relate to its organization, initial funding and share issuance.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through December 31, 2007 of $92,002.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, the Company’s development activities since inception have been financially sustained through stockholder loans and contributions.  The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

The Company’s gross deferred tax asset related to capitalized startup costs totaled approximately $20,000, an increase of $12,000 for the year ended December 31, 2007, and has been fully offset by a valuation allowance.  The variance between the Statutory Tax Rate of 34% and the Actual Tax Rate of 0% is attributed to the capitalization of the Company’s start-up costs, the surtax exemption and the valuation allowance.

VERBENA PHARMACEUTICALS INC.

A Development Stage Company

Notes to Financial Statements

December 31, 2007

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).  There was no impact on the Company’s consolidated financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48.  At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or penalties.  The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception.  All of its tax years are subject to federal and state tax examination.

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

e.

Fair Value of Financial Instruments - The carrying value of current assets and liabilities approximates fair value due to the short period of time to maturity.

3

-

RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

The Company had two notes payable to its sole stockholder aggregating $17,500 and bearing interest at 4% per annum.  Interest expense for the year ended December 31, 2007 and 2006 was $467 and $600, respectively, and interest expense for the period January 3, 2006(inception) through December 31, 2007 was $1,067.  The entire amount, principal and accrued interest of $18,507, was paid in full on September 1, 2007.

The sole stockholder made additional contributions to additional paid-in-capital in 2007 and 2006 as follows:

April 20, 2006	$6,000
July 17, 2006	2,400
August 14, 2006	3,200
September 5, 2006	5,150
September 25, 2006	2,500
$19,250

March 12, 2007	$10,000
April 2, 2007	10,000
August 21, 2007	1,000
August 31, 2007	33,700
October 22, 2007	5,482
$60,182

VERBENA PHARMACEUTICALS INC.

A Development Stage Company

Notes to Financial Statements

December 31, 2007

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

December 31, 2007

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

Since the above mentioned notes have not been paid, the Company has accounted for the purchase and sale of treasury stock at the $16,700 cash paid.

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

VERBENA PHARMACEUTICALS INC.

A Development Stage Company

Notes to Financial Statements

December 31, 2007

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2008 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tubular format.  It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

6

-

SUBSEQUENT EVENTS

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s sole director and executive officer for the fiscal year ended December 31, 2007:

Name	Age	Position	Term
Robert Schneiderman	65	President, Secretary Director	November 14, 2007 thru November 13, 2008

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Robert Schneiderman, Mr. Schneiderman has an extensive background in business operations consultancy earned over more than thirty years. His experience includes marketing and consulting on a broad range of financial projects focused on the development and retail product placement for a variety of public and non-public enterprises.

Over the years he has specialized in expanding customer bases, development of business-specific marketing programs, assisting with mergers and acquisitions, and establishing/maintaining communications and related operational tasks. Mr. Schneiderman has also helped develop effective marketing strategies for several large joint ventures, developing advertising-media programs and advising on the structuring of operations on a private consulting basis.Mr. Schneiderman has a B.S. in accounting from Temple University.

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

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2007.

Name and Position	Year	Total Compensation
Robert Schneiderman, President and Secretary	2007	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of December 31, 2007, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Genesis Holdings, Inc. 270 Presidential Drive Wilmington, DE 19807	2,500,000	100

All Directors and Officers as a Group	0	0

________________

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

________________

*

Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 7, 2006, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Raich Ende Malter & Co. LLP (“Raich Ende”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $12,000 for fiscal year ended December 31, 2007.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2007.

Tax Fees

There were no fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2007.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERBENA PHARMACEUTICALS INC.

Dated: August 27, 2008	By:	/s/ Robert Schneiderman
Name: Robert Schneiderman Title: President, Secretary and Director