Form 10-K
period 2008-12-31
VERBENA PHARMACEUTICALS INC
filed 2009-06-09
CIK 1355016

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

x ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

o TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Verbena Pharmaceuticals Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-51833	20-4142447
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

843 Persimmon Lane Langhorne PA		19047
(Address of principal executive offices)		(zip code)

Registrant’s telephone number, including area code:
(215-741-7006)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act Yes o No x.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. o

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes o No x.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No. o

The Company’s revenues for fiscal year end December 31, 2008 were $0.

As of May 15, 2009, there were 2,500,000 shares of common stock outstanding.

PART I

Item 1. Business.

Background

       Verbena Pharmaceuticals Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on January 3, 2006 and maintains its principal executive offices at 843 Persimmon Lane, Langhorne PA 19047. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2006, and since its effectiveness, the Company has begun efforts to identify a possible business combination. However, the Company has not entered into a letter of intent or any definitive agreement concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing operating company.

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

Competition

       Currently, with our primary goal being the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation, the Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Government Regulation

       We are not currently aware of any existing federal, state, or other governmental regulations which are specific to our industries. Potential future regulations may include sales and/or use taxes, which expenses would then be passed on to the participating merchants or customers. We will continue to monitor and comply with all existing and future governmental regulations as they become effective and applicable to us.

Employees

The Company currently has no employees other than its sole officer.

Reports to Security Holders

       We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated there under, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings. The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

There may be conflicts of interest between our management and our non-management stockholders.

       Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders.

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

       While seeking a business combination, management anticipates devoting very limited time to the Company’s affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

       If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across international borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

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

This report on Form 10-K contains forward-looking statements and information relating to us, our industry and to other businesses.

       These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 2. Properties.

       The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

       Our Certificate of Incorporation authorizes the issuance of up to 150,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of December 31, 2008 there was one holder of record of the Common Stock.

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

       During 2008, JBS Capital, Inc. purchased 2,500,000 shares of the Company’s common stock, representing all of the outstanding shares, by satisfying the promissory note to the selling stockholder and making additional payments to an individual associated with Genesis.

       On January 11, 2008, the Company issued a $1,300 note payable to a stockholder (the “Holder”) of JBS Capital, Inc. (“JBS”) as payment for accounting services performed in 2007 and 2008. JBS is the sole stockholder in the Company. The loan accrues interest at 6.00% on actual days outstanding and a 360 day year and is due on demand. At the discretion of the Holder, the note is convertible into common stock at $.001 per share, or 1,300,000 shares of common stock. At December 31, 2008, the balance outstanding is $1,300 and is included in notes payable - related parties. On January 20, 2009, the Holder elected to convert the note into common stock. The stock will be issued in 2009. As of May 27, 2009, the stock has not been issued.

       On October 21, 2008, the Company issued a $12,000 note payable to JBS. The loan is non-interest bearing and is due on demand. At the discretion of JBS, the note is convertible into common stock at $.001 per share, or 12,000,000 shares of common stock. At December 31, 2008, the balance outstanding is $12,000 and is included in notes payable - related parties.

       During 2008, Verbena entered into a merger agreement with American Building and Maintenance Service, Inc. (“ABMS”) and later executed a termination and hold harmless agreement (the “Agreement”) with ABMS terminating the original merger agreement. Under the terms of the Agreement, ABMS agreed to release and hold harmless the Company from its obligations under the terms of the original agreement in consideration of the payment of $8,875 and the issuance of 9,350 shares of the common stock of the Company. JBS paid $8,875 on behalf of Verbena. This payment of $8,875 and an additional payable of $1,000 for management fees due to JBS, aggregating $9,875, are shown as due to related party. As of May 27, 2009, the stock has not been issued.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

       Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Item 6A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 7. Financial Statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Table of Contents
December 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Verbena Pharmaceuticals, Inc.
New York, NY

We have audited the accompanying balance sheets of Verbena Pharmaceuticals, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholder’s equity (deficiency), and cash flows for the years then ended, and the cumulative period January 3, 2006 (inception) through December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verbena Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and the cumulative period January 3, 2006 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has suffered recurring losses since inception and has an accumulated deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, New York
May 28, 2009

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Balance Sheets

December 31, 2008	December 31, 2007
ASSETS

Total assets	$ 0	$ 0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 77	$ 70
Due to related party	9,875	-
Notes payable - related parties	13,300	-
Total current liabilities	23,252	70

Long term liabilities
Loan payable - related party	11,235	-
Accrued interest payable - related party	52	-
Total long term liabilities	11,287	-

Total liabilities	34,539	70

Stockholder’s equity (deficiency)
Preferred stock - $.0001 par value, 10,000,000
shares authorized; -0- shares issued and
outstanding -	-	-
Common stock - $.0001 par value, 150,000,000 shares
authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	91,682	91,682
(Deficit) accumulated during the development stage	(126,471)	(92,002)

Total stockholder’s equity (deficiency)	(34,539)	(70)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)	$ 0	$ 0

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Operations

			Period from
			January 3, 2006
	For the Year	For the Year	(Inception)
	Ended	Ended	Through
	December 31, 2008	December 31, 2007	December 31, 2008

Revenues	$ -	$ -	$ -

General and administrative expenses	34,340	39,326	125,275

Interest	129	467	1,196

Net (loss)	$ (34,469)	$ (39,793)	$ (126,471)

Basic and diluted (loss) per share	$ (0.01)	$ (0.02)

Weighted average number of
common shares outstanding	2,500,000	2,500,000

See notes to financial statements

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Changes in Stockholder’s Equity (Deficiency)
For the period January 3, 2006 (Inception) Through December 31, 2008

				(Deficit)
				Accumulated
			Additional	During the			Stockholder’s
	Common Stock		Paid-In	Development	Treasury Stock		Equity
	Shares	Amount	Capital	Stage	Shares	Amount	(Deficiency)

Balance January 3, 2006 (inception)	-	$ -	$ -	$ -	-	$ -	$ -
Issuance of common stock
on January 31, 2006	2,500,000	250	12,250	-	-	-	12,500
Capital contributions
from stockholder	-	-	19,250	-	-	-	19,250

Net (loss)	-	-	-	(52,209)	-	-	(52,209)

Balance December 31,2006	2,500,000	250	31,500	(52,209)	-	-	(20,459)

Capital contributions
from stockholder	-	-	60,182	-	-	-	60,182

Purchase of treasury stock
on November 14, 2007	-	-	-	-	(2,500,000)	(16,700)	(16,700)

Issuance of treasury stock
on November 14, 2007	-	-	-	-	2,500,000	16,700	16,700

Net (loss)	-	-	-	(39,793)	-	-	(39,793)

Balance December 31, 2007	2,500,000	250	91,682	(92,002)	-	-	(70)

Net (loss)	-	-	-	(34,469)	-	-	(34,469)

Balance December 31, 2008	2,500,000	$ 250	$ 91,682	$ (126,471)	-	$ -	$ (34,539)

See notes to financial statements

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Cash Flows

		Period from
		January 3, 2006
	For the Year	For the Year	(Inception)
	Ended	Ended	Through
	December 31, 2008	December 31, 2007	December 31, 2008

Cash flows from operating activities:
Net (loss)	$ (34,469)	$ (39,793)	$ (126,471)

Adjustments to reconcile net
(loss) to net cash (used in) operations	:

Increase(Decrease) in accounts
payable and accrued expenses	7	(4,500)	77
Increase(Decrease) in accrued
interest payable - related party	52	(600)	52
Increase in due to related party	9,875	-	9,875

Net cash (used in) operating activities	(24,535)	(44,893)	(116,467)

Cash flows from financing activities:

Proceeds from notes payable related parties	13,300	-	13,300

Proceeds from loan payable - related party	11,235	-	11,235

Proceeds from issuance of common stock	-	-	12,500

Additional capital Contributions from sole shareholder	-	60,182	79,432

Proceeds from stockholder’s loan	-	-	17,500

(Repayment) of stockholder’s loan	-	(17,500)	(17,500)

Purchase of treasury stock	-	(16,700)	(16,700)

Sale of treasury stock	-	16,700	16,700

Cash provided by financing activities	24,535	42,682	116,467

Net (decrease) in cash and cash equivalents	-	(2,211)	-

Cash and cash equivalents -
beginning	-	2,211	-

Cash and cash equivalents -
ending	$ -	$ -	$ -

See notes to financial statements

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Notes to Financial Statements
December 31, 2008

1 - ORGANIZATION AND BUSINESS

       Verbena Pharmaceuticals Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on January 3, 2006. All activities of the Company to date relate to its organization, initial funding and share issuance. The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through December 31, 2008 of $126,471. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through stockholder loans and contributions. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

b

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

As required by FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”), the Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  Since the adoption of FIN 48 at January 1, 2007, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.

As of December 31, 2008, the Company has net operating loss carryforwards of approximately $126,000 to reduce future federal and state taxable income through 2028.

The Company has approximately $33,000 and $20,000 in deferred tax assets at December 31, 2008 and 2007, respectively, resulting from net operating loss carryforwards. At December 31, 2008 and 2007, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the valuation allowance.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

d.

Loss Per Common Share - Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive. There were 13,300,000 potential shares at December 31, 2008 which were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share.

e.	Fair Value of Financial Instruments - The carrying value of current assets and liabilities approximates fair value due to the short period of time to maturity.

On January 1, 2008 the company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).  There was no impact on the Company’s financial position, results of operations or cash flows at December 31, 2008 and for the twelve months then ended as a result of the adoption of FAS 157.

On January 1, 2008 the company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”).  There was no impact on the Company’s financial position, results of operations or cash flows at December 31, 2008 and for the twelve months then ended as a result of the adoption of FAS 159.

3 -	NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

During 2006 the Company received proceeds from two notes payable to its former sole stockholder aggregating $17,500 and bearing interest at 4% per annum. Related interest expense for the year ended December 31, 2007 was $467 and interest expense for the period January 3, 2006(inception) through December 31, 2007 was $1,067. The entire amount, principal and accrued interest of $18,567, was paid in full on September 1, 2007.

The former sole stockholder made contributions to additional paid-in-capital in 2007 as follows:

March 12, 2007	$10,000
April 2, 2007	10,000
August 21, 2007	1,000
August 31, 2007	33,700
October 22, 2007	5,482
$60,182

On November 14, 2007, the Company redeemed, in accordance with

The Redemption Agreement (the “Redemption Agreement”) an aggregate of 2,500,000 shares of its common stock from its former sole stockholder (“Selling Stockholder”) for an aggregate purchase price equal to $50,000. The purchase price was paid as $16,700 in cash and a promissory note in the principal amount of $33,300, both of which were delivered to the Selling Stockholder upon the execution and delivery of the Redemption Agreement.

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

On January 11, 2008, the Company issued a $1,300 note payable to a stockholder (the “Holder”) of JBS Capital, Inc. (“JBS”) as payment for accounting services performed in 2007 and 2008. JBS is the sole stockholder in the Company. The loan accrues interest at 6.00% on actual days outstanding and a 360 day year and is due on demand. At the discretion of the Holder, the note is convertible into common stock at $.001 per share, or 1,300,000 shares of common stock. At December 31, 2008, the balance outstanding is $1,300 and is included in notes payable - related parties. On January 20, 2009, the Holder elected to convert the note into common stock. The stock will be issued in 2009. As of May 27, 2009, the stock has not been issued.

On June 30, 2008, the Company entered into a revolving loan agreement with ScripsAmerica, Inc. (“Scrips”). The stockholders of JBS provide management services to Scrips. The agreement provides the Company with available credit up to an aggregate maximum of $100,000. The loan accrues interest at 5.00% on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  At December 31, 2008, the balance outstanding is $11,235 and is included in loan payable - related party.

On October 21, 2008, the Company issued a $12,000 note payable to JBS. The loan is non-interest bearing and is due on demand. At the discretion of JBS, the note is convertible into common stock at $.001 per share, or 12,000,000 shares of common stock. At December 31, 2008, the balance outstanding is $12,000 and is included in notes payable - related parties.

During 2008, JBS purchased 2,500,000 shares of the Company’s common stock, representing all of the outstanding shares, by satisfying the promissory note to the selling stockholder and making additional payments to an individual associated with Genesis.

During 2008, Verbena entered into a merger agreement with American Building and Maintenance Service, Inc. (“ABMS”) and later executed a termination and hold harmless agreement (the “Agreement”) with ABMS terminating the original merger agreement. Under the terms of the Agreement, ABMS agreed to release and hold harmless the Company from its obligations under the terms of the original agreement in consideration of the payment of $8,875 and the issuance of 9,350 shares of the common stock of the Company. JBS paid $8,875 on behalf of Verbena. This payment of $8,875 and an additional payable of $1,000 for management fees due to JBS, aggregating $9,875, are shown as due to related party. As of May 27, 2009, the stock has not been issued.

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

       Holders of shares of common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

6 -	UNAUDITED QUARTERLY RESULTS OF OPERATIONS - Years Ended December 31, 2008 AND 2007

The following tables contain selected unaudited consolidated statement of operations information for the first three quarters of 2008 and 2007. The Company believes that the following information reflects all normal recurring adjustments necessary for fair presentation of the information for the periods presented.

	Three Months Ended March 31,
	2008	2007

Revenues	$ -	$ -
General and administrative expenses	-	10,024

Net (loss)	-	(10,024)

Basic & diluted loss per share	$ *	$ *

Basic & diluted weighted average number of common
shares outstanding	2,500,000	2,500,000

* Less than $.01, per share

	Three Months Ended June 30,
	2008	2007

Revenues	$ -	$ -
General and administrative expenses	-	10,114

Net (loss)	-	(10,114)

Basic & diluted loss per share	$ *	$ *

Basic & diluted weighted average number of common
shares outstanding	2,500,000	2,500,000

* Less than $.01, per share

	Three Months Ended September 30,
	2008	2007

Revenues	$ -	$ -
General and administrative expenses	14,300	13,193

Net (loss)	(14,300)	(13,193)

Basic & diluted loss per share	$ *	$ *

Basic & diluted weighted average number of common
shares outstanding	2,500,000	2,500,000

Item 8. Controls and Procedures.

Disclosure Controls and Procedures

       The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

Management has determined that our disclosure controls and procedures were not effective. This deficiency consisted primarily of inadequate staffing to timely account for our change in ownership.

Internal Control Over Financial Reporting

       The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

       Management does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

       With the participation of the President, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective. This deficiency consisted primarily of inadequate staffing to timely account for our change in ownership.

       This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

       There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

       The Company’s executive officers are elected annually by the Board of Directors. The Directors serve one year terms or until their successors are elected. The Company has not had standing audit, nominating and corporate governance, or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. The Company anticipates establishing such committees in the near future. During the fiscal year ended December 31, 2008, the Board of Directors held no formal meetings, but took action by unanimous written consent. There are no family relationships among any of the Directors, nominees or executive officers. Other than its officers, the Company currently has no other significant employees.

The following persons comprise the directors and executive officers of the Company as of December 31, 2008:

Name	Age	Director/Officer Since	Position(s) Held
Robert Schneiderman	66	2007	President, Chief Executive Officer, Secretary and Director

       Robert Schneiderman, B.S. Business Temple University- Mr. Schneiderman has an extensive background of accomplishments. His experience includes using his established network, to facilitate the financing of public and non public companies and assisting with mergers and acquisitions. He has been involved with marketing and consulting on a vast array of projects, expanding of client’s customer base, with product development and placement into mass retail, development of marketing programs, and effectively establishing and maintaining communications between all involved parties.

       Mr. Schneiderman expertise is Implementing all the marketing strategies for joint venture partners, developing advertising-media programs, project management, structuring of operational systems, facilitation of client needs, developing procedures, expanding marketing channels, liaison between marketing channels-services and clients and contract negotiations.

       He has personnel, operations, financial management and supervisory experience for 32 years for a prominent Philadelphia Recruiting firm. In addition, he has served as committee chairman for charity and community service organizations guiding, advising, recruiting and motivating volunteers and: hands-on supervision and activity in the areas of fundraising-ad book, auction, golf outing, angel’s dinner and gala events: special event planning: social event planning: enhancement of membership recruitment procedures: writing of newsletter articles and speeches.

Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during the 2008 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

       The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company currently has no plans to adopt a revised code of ethics that meets the definition of a "code of ethics" under applicable SEC regulations.

ITEM 10.
EXECUTIVE COMPENSATION.

       No compensation was awarded or paid by us to, or earned by, any officer or director as our employee during the fiscal year ended December 31, 2008. We currently have no stock option, retirement, pension, profit-sharing programs or similar plans for the benefit of our directors, officers or other employees. We anticipate that we will pay employment compensation, including bonuses and benefits, to our officers and directors in the future.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The following table sets forth, as of December 31, 2008, certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Company’s Common Stock; and (iii) all Directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

JBS Capital, Inc. 843 Persimmon Lane Langhorne, PA 19047	2,500,000	100%

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

       On November 14, 2007, the Company redeemed, in accordance with The Redemption Agreement (the “Redemption Agreement”) an aggregate of 2,500,000 shares of its common stock from its former sole stockholder (“Selling Stockholder”) for an aggregate purchase price equal to $50,000. The purchase price was paid as $16,700 in cash and a promissory note in the principal amount of $33,300, both of which were delivered to the Selling Stockholder upon the execution and delivery of the Redemption Agreement.

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

       On January 11, 2008, the Company issued a $1,300 note payable to a stockholder (the “Holder”) of JBS Capital, Inc. (“JBS”) as payment for accounting services performed in 2007 and 2008. JBS is the sole stockholder in the Company. The loan accrues interest at 6.00% on actual days outstanding and a 360 day year and is due on demand. At the discretion of the Holder, the note is convertible into common stock at $.001 per share, or 1,300,000 shares of common stock. At December 31, 2008, the balance outstanding is $1,300 and is included in notes payable - related parties.

       On June 30, 2008, the Company entered into a revolving loan agreement with ScripsAmerica, Inc. (“Scrips”). The stockholders of JBS provide management services to Scrips. The agreement provides the Company with available credit up to an aggregate maximum of $100,000. The loan accrues interest at 5.00% on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  At December 31, 2008, the balance outstanding is $11,235 and is included in loan payable - related party.

       On October 21, 2008, the Company issued a $12,000 note payable to JBS. The loan is non-interest bearing and is due on demand. At December 31, 2008, the balance outstanding is $12,000 and is included in notes payable - related parties.

       During 2008, JBS purchased 2,500,000 shares of the Company’s common stock, representing all of the outstanding shares, by satisfying the promissory note to the selling stockholder and making additional payments to an individual associated with Genesis.

       During 2008, Verbena entered into a merger agreement with American Building and Maintenance Service, Inc. (“ABMS”) and later executed a termination and hold harmless agreement (the “Agreement”) with ABMS terminating the original merger agreement. Under the terms of the Agreement, ABMS agreed to release and hold harmless the Company from its obligations under the terms of the original agreement in consideration of the payment of $8,875 and the issuance of 9,350 shares of the common stock of the Company. JBS paid $8,875 on behalf of Verbena. This payment of $8,875 and an additional payable of $1,000 for management fees due to JBS, aggregating $9,875, are shown as due to related party. As of May 27, 2009, the stock has not been issued.

ITEM 13.
PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

       The aggregate fees billed by Raich Ende Malter & Co., LLP for audit of the Company’s annual financial statements was $12,000 for the fiscal year ended December 31, 2008.  The aggregate fees billed by Raich Ende Malter & Co., LLP for audit of the Company’s annual financial statements was $12,000 for the fiscal year ended December 31, 2007.  The aggregate fees billed by Raich Ende Malter & Co., LLP for review of the Company’s financial statements included in its quarterly reports on Form 10-QSB and Form 10-Q were $4,000 during the period ended December 31, 2007 and $0 during the period ended December 31, 2008.

Audit Committee Pre-approval Policies and Procedures

       The current President acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

ITEM 14.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits.

1.1

Certificate of Incorporation of Verbena Pharmaceuticals, Inc. (filed as Exhibit 3 to the Company’s Preliminary Information Statement on Schedule 14C filed on January 3, 2006, and incorporated herein by reference).

1.2	Bylaws of Verbena Pharmaceuticals, Inc. (filed as Exhibit 3 to the Company’s Preliminary Information Statement on Schedule 14C filed on January 3, 2006, and incorporated herein by reference).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERBENA PHARMACEUTICALS INC.

Dated: May 28, 2009	By:	/s/ Robert Schneiderman
Name: Robert Schneiderman Title: President, Secretary and Director