Form 10-K/A
period 2008-12-31
VERBENA PHARMACEUTICALS INC
filed 2009-06-29
CIK 1355016

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.0000143 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes No X .

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes No X .

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No X .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No .

The Company’s revenues for fiscal year end December 31, 2008 were $0.

As of June 26, 2009, there were 33,683,041 shares of common stock outstanding.

EXPLANATORY NOTE

       The purpose of this Amendment No.1 to the Annual Report on Form 10-K/A is to give effect to the seven for one stock split that occurred on June 4, 2009 and to respond to the SEC comment letter dated June 12, 2009 which requested that we amend certain disclosures regarding our internal control. All share and per share data give retroactive effect to the stock split.

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

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition which may be adversely impacted by the recent global crisis.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

       Our Certificate of Incorporation authorizes the issuance of up to 150,000,000 shares of common stock, par value $.0000143 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of December 31, 2008 there was one holder of record of the Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

       The Registrant sold 17,500,000 shares of Common Stock on January 31, 2006, to Randy Milby, the sole officer and director of the Registrant, for an aggregate purchase price of $12,500. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

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

       On November 14, 2007, the Company redeemed, in accordance with The Redemption Agreement (the “Redemption Agreement”) an aggregate of 17,500,000 shares of its common stock from the then current sole stockholder (“Selling Stockholder”) for an aggregate purchase price equal to $50,000. The purchase price was paid as $16,700 in cash and a promissory note in the principal amount of $33,300, both of which were delivered to the Selling Stockholder upon the execution and delivery of the Redemption Agreement. The promissory note provides that the principal amount shall accrue interest at 9.25% per annum, and shall be paid no later than two business days after the Company has completed a transaction (the “Merger”) pursuant to which the Company is no longer a “shell company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and has received approval to commence the trading of its securities on the Pink Sheets LLC, the Nasdaq Over-the-Counter Bulletin Board or other established trading market. Upon execution and delivery of the Redemption Agreement (the “Closing”), the Selling Stockholder was no longer a stockholder of the Company. At the Closing, the shares of common stock were placed in escrow with an escrow agent (the “Escrow Agreement”) pursuant to an escrow agreement (the “Escrow Agreement”).

       On November 14, 2007, the Company sold 17,500,000 shares of common stock to Genesis Holdings, Inc., a Texas corporation (“Genesis”). The Company sold such shares of common stock to Genesis for an aggregate purchase price equal to $50,000 pursuant to the terms and conditions contained in the common stock purchase agreement (the “Purchase Agreement”). In accordance with the Purchase Agreement, the purchase price was paid as $16,700 in cash and a promissory note in the principal amount of $33,300, both of which were delivered to the Company upon the execution and delivery of the Purchase Agreement. The promissory note provides that the principal amount shall accrue interest at 9.25% per annum, and shall be paid no later than two business days after the Company has completed the Merger. A condition to the sale of stock was that all outstanding indebtedness of the Company to the Selling Stockholder shall have been converted to equity and canceled. Genesis, as part of the Purchase Agreement, agreed to enter into the Escrow Agreement.

       In accordance with both promissory notes discussed above, if the Merger has not been completed within one year of the promissory notes, then, at any time thereafter, unless all principal and interest outstanding on the promissory notes shall have previously been paid, upon written notice to the escrow agent under the Escrow Agreement, the 17,500,000 shares of common stock then held in escrow shall be returned to the Selling Stockholder in exchange for the cancellation of the promissory notes, and the Company shall receive from the escrow agent and redeem, for a nominal purchase price equal to the par value thereof, the 17,500,000 shares of Common Stock owned by Genesis. These common stock shares shall represent all then outstanding shares of capital stock on a fully diluted basis. The parties shall take such action and complete such filings as may be necessary, at the expense of Genesis, in accordance with applicable securities laws to ensure that the actions described herein are in compliance therewith. Either Genesis or the Company’s failure to take any action described herein shall be deemed an Event of Default. If there is any Event of Default the entire balance of principal of the promissory note then outstanding shall bear interest at 25% per annum thereafter.

       During 2008, JBS Capital, Inc. purchased 17,500,000 shares of the Company’s common stock, representing all of the outstanding shares, by satisfying the promissory note to the selling stockholder and making additional payments to an individual associated with Genesis.

       On January 11, 2008, the Company issued a $1,300 note payable to a stockholder (the “Holder”) of JBS Capital, Inc. (“JBS”) as payment for accounting services performed in 2007 and 2008. JBS is the sole stockholder in the Company. The loan accrues interest at 6.00% on actual days outstanding and a 360 day year and is due on demand. At the discretion of the Holder, the note was convertible into common stock at $.000143 per share, or 9,100,000 shares of common stock. At December 31, 2008, the balance outstanding was $1,300 and was included in notes payable - related parties. During 2009, the Holder elected to convert the entire note into common stock. Subsequent to December 31, 2008, the shares of common stock were issued.

       On October 21, 2008, the Company issued a $12,000 note payable to JBS. The loan is non-interest bearing and due on demand. At the discretion of JBS, the note is convertible into common stock at $.000143 per share, or 84,000,000 shares of common stock. At December 31, 2008, the balance outstanding is $12,000 and is included in notes payable - related parties. During 2009, the holder elected to convert $1,000 of the note payable into 7,000,000 shares of common stock. Subsequent to December 31, 2008, the shares of common stock were issued.

       During 2008, Verbena entered into a merger agreement with American Building and Maintenance Service, Inc. (“ABMS”) and later executed a termination and hold harmless agreement (the “Agreement”) with ABMS terminating the original merger agreement. Under the terms of the Agreement, ABMS agreed to release and hold harmless the Company from its obligations under the terms of the original agreement in consideration of the payment of $8,875 and the issuance of 65,450 shares of the common stock of the Company. JBS paid $8,875 on behalf of Verbena. This payment of $8,875 and an additional payable of $1,000 for management fees due to JBS, aggregating $9,875, are shown as due to related party. Subsequent to December 31, 2008, the shares of common stock were issued.

Item 7. Management’s Discussion and Analysis or Plan of Operation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements.

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

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, New York
June 26, 2009

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Balance Sheets

December 31, 2008	December 31, 2007
ASSETS

Total assets	$ 0	$ 0

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$ 77	$ 70
Due to related party	9,875	-
Notes payable - related parties	13,300	-
Total current liabilities	23,252	70

Long term liabilities
Loan payable - related party	11,235	-
Accrued interest payable - related party	52	-
Total long term liabilities	11,287	-

Total liabilities	34,539	70

Stockholder’s equity (deficiency)
Preferred stock - $.0001 par value, 10,000,000
shares authorized; -0- shares issued and
outstanding -	-	-
Common stock - $.0000143 par value, 150,000,000 shares
authorized; 17,500,000 shares issued and outstanding	250	250
Additional paid-in capital	91,682	91,682
(Deficit) accumulated during the development stage	(126,471)	(92,002)

Total stockholder’s equity (deficiency)	(34,539)	(70)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)	$ 0	$ 0

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Operations

			Period from
			January 3, 2006
	For the Year	For the Year	(Inception)
	Ended	Ended	Through
	December 31, 2008	December 31, 2007	December 31, 2008

Revenues	$ -	$ -	$ -

General and administrative expenses	34,340	39,326	125,275

Interest	129	467	1,196

Net (loss)	$ (34,469)	$ (39,793)	$ (126,471)

Basic and diluted (loss) per share	*	*

Weighted average number of
common shares outstanding	17,500,000	17,500,000

* Less than $.01 per shares

See notes to financial statements

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Changes in Stockholder’s Equity (Deficiency)
For the period January 3, 2006 (Inception) Through December 31, 2008

				(Deficit)
				Accumulated
			Additional	During the			Stockholder’s
	Common Stock		Paid-In	Development	Treasury Stock		Equity
	Shares	Amount	Capital	Stage	Shares	Amount	(Deficiency)

Balance January 3, 2006 (inception)	-	$ -	$ -	$ -	-	$ -	$ -
Issuance of common stock
on January 31, 2006	17,500,000	250	12,250	-	-	-	12,500
Capital contributions
from stockholder	-	-	19,250	-	-	-	19,250

Net (loss)	-	-	-	(52,209)	-	-	(52,209)

Balance December 31,2006	17,500,000	250	31,500	(52,209)	-	-	(20,459)

Capital contributions
from stockholder	-	-	60,182	-	-	-	60,182

Purchase of treasury stock
on November 14, 2007	-	-	-	-	(2,500,000)	(16,700)	(16,700)

Issuance of treasury stock
on November 14, 2007	-	-	-	-	2,500,000	16,700	16,700

Net (loss)	-	-	-	(39,793)	-	-	(39,793)

Balance December 31, 2007	17,500,000	250	91,682	(92,002)	-	-	(70)

Net (loss)	-	-	-	(34,469)	-	-	(34,469)

Balance December 31, 2008	17,500,000	$ 250	$ 91,682	$ (126,471)	-	$ -	$ (34,539)

See notes to financial statements

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Cash Flows

			Period from
			January 3, 2006
	For the Year	For the Year	(Inception)
	Ended	Ended	Through
	December 31, 2008	December 31, 2007	December 31, 2008

Cash flows from operating activities:
Net (loss)	$ (34,469)	$ (39,793)	$ (126,471)

Adjustments to reconcile net
(loss) to net cash (used in) operations:

Increase(Decrease) in accounts
payable and accrued expenses	7	(4,500)	77
Increase(Decrease) in accrued
interest payable - related party	52	(600)	52
Increase in due to related party	9,875	-	9,875

Net cash (used in) operating activities	(24,535)	(44,893)	(116,467)

Cash flows from financing activities:

Proceeds from notes payable related parties	13,300	-	13,300

Proceeds from loan payable - related party	11,235	-	11,235

Proceeds from issuance of common stock	-	-	12,500

Additional capital Contributions from sole
shareholder	-	60,182	79,432

Proceeds from stockholder’s loan	-	-	17,500

(Repayment) of stockholder’s loan	-	(17,500)	(17,500)

Purchase of treasury stock	-	(16,700)	(16,700)

Sale of treasury stock	-	16,700	16,700

Cash provided by financing activities	24,535	42,682	116,467

Net (decrease) in cash and cash equivalents	-	(2,211)	-

Cash and cash equivalents -
beginning	-	-	-

Cash and cash equivalents -
ending	$ -	$	$ -

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

The Company has approximately $33,000 and $20,000 in deferred tax assets at December 31, 2008 and 2007, respectively, resulting from net operating loss carry forwards. At December 31, 2008 and 2007, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the valuation allowance.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

d.

Loss Per Common Share - Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive. There were 93,100,000 potentially dilutive shares at December 31, 2008 which were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share.

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
$60,182

On November 14, 2007, the Company redeemed, in accordance with the Redemption Agreement (the “Redemption Agreement”) an aggregate of 17,500,000 shares of its common stock from its former sole stockholder (“Selling Stockholder”) for an aggregate purchase price equal to $50,000. The purchase price was paid as $16,700 in cash and a promissory note in the principal amount of $33,300, both of which were delivered to the Selling Stockholder upon the execution and delivery of the Redemption Agreement.

On November 14, 2007, the Company sold 17,500,000 shares of common stock to Genesis Holdings, Inc., a Texas corporation (“Genesis”). The Company sold such shares of common stock to Genesis for an aggregate purchase price equal to $50,000 pursuant to the terms and conditions contained in the common stock purchase agreement (the “Purchase Agreement”). In accordance with the Purchase Agreement, the purchase price was paid as $16,700 in cash and a promissory note in the principal amount of $33,300, both of which were delivered to the Company upon the execution and delivery of the Purchase Agreement.

On January 11, 2008, the Company issued a $1,300 note payable to a stockholder (the “Holder”) of JBS Capital, Inc. (“JBS”) as payment for accounting services performed in 2007 and 2008. JBS is the sole stockholder in the Company. The loan accrues interest at 6.00% on actual days outstanding and a 360 day year and is due on demand. At the discretion of the Holder, the note is convertible into common stock at $.000143 per share, or 9,100,000 shares of common stock. At December 31, 2008, the balance outstanding is $1,300 and is included in notes payable - related parties. During 2009, the Holder elected to convert the entire note into common stock. Subsequent to December 31, 2008, the shares of common stock were issued.

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

On October 21, 2008, the Company issued a $12,000 note payable to JBS. The loan was non-interest bearing and was due on demand. At the discretion of JBS, the note is convertible into common stock at $.000143 per share, or 84,000,000 shares of common stock. At December 31, 2008, the balance outstanding was $12,000 and was included in notes payable - related parties. During 2009, JBS elected to convert $1,000 of the note payable into 7,000,000 shares of common stock. Subsequent to December 31, 2008, the shares of common stock were issued.

During 2008, JBS purchased 17,500,000 shares of the Company’s common stock, representing all of the outstanding shares, by satisfying the promissory note to the selling stockholder and making additional payments to an individual associated with Genesis.

During 2008, Verbena entered into a merger agreement with American Building and Maintenance Service, Inc. (“ABMS”) and later executed a termination and hold harmless agreement (the “Agreement”) with ABMS terminating the original merger agreement. Under the terms of the Agreement, ABMS agreed to release and hold harmless the Company from its obligations under the terms of the original agreement in consideration of the payment of $8,875 and the issuance of 65,450 shares of the common stock of the Company. JBS paid $8,875 on behalf of Verbena. This payment of $8,875 and an additional payable of $1,000 for management fees due to JBS, aggregating $9,875, are shown as due to related party. Subsequent to December 31, 2008, the shares of common stock were issued.

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

6 -	SUBSEQUENT EVENT

On June 4, 2009, the Company completed a seven for one stock split. All share and per share data give retroactive effect to the stock split.

7 -	UNAUDITED QUARTERLY RESULTS OF OPERATIONS - Years Ended December 31, 2008 AND 2007

The following tables contain selected unaudited consolidated statement of operations information for the first three quarters of 2008 and 2007. The Company believes that the following information reflects all normal recurring adjustments necessary for fair presentation of the information for the periods presented.

	Three Months Ended March 31,
	2008	2007

Revenues	$ -	$ -
General and administrative expenses	-	10,024

Net (loss)	-	(10,024)

Basic & diluted loss per share	*	*

Basic & diluted weighted average number of common
shares outstanding	17,500,000	17,500,000

* Less than $.01, per share

	Three Months Ended June 30,
	2008	2007

Revenues	$ -	$ -
General and administrative expenses	-	10,114

Net (loss)	-	(10,114)

Basic & diluted loss per share	*	*

Basic & diluted weighted average number of common
shares outstanding	17,500,000	17,500,000

* Less than $.01, per share

	Three Months Ended September 30,
	2008	2007

Revenues	$ -	$ -
General and administrative expenses	14,300	13,193

Net (loss)	(14,300)	(13,193)

Basic & diluted loss per share	*	*

Basic & diluted weighted average number of common
shares outstanding	17,500,000	17,500,000

Item 9A. Controls and Procedures.

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

       Management has determined that our disclosure controls and procedures were not effective as of December 31, 2008. This deficiency consisted primarily of inadequate staffing to timely account for our change in ownership. Management has engaged the help necessary to facilitate the effective and efficient resolution of this deficiency.

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

       With the participation of the President, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective. This deficiency consisted primarily of inadequate staffing to timely account for our change in ownership. This deficiency was discovered by our President during the first quarter of 2008. This deficiency consisted of a lack of organizational structure and inadequate staffing. This deficiency resulted in non-compliance with timely filings and reporting regulations. In order to correct this deficiency the Company has established controls and procedures to enable it to comply with reporting regulations.

       These controls include implementing a system to prevent fraud, comply with laws and regulations, and improve the effectiveness and efficiency of the business. The Company has obtained commitments from certain individuals to devote additional time to the Company. The Company is also in the process of establishing a risk assessment and monitoring process to ensure future effective controls. It is the intention of the Company to file all necessary reports in order to eliminate all current deficiencies as soon as possible

       This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

PART III

ITEM 10.

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

ITEM 11.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The following table sets forth, as of December 31, 2008, certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Company’s Common Stock; and (iii) all Directors and executive officers as a group:

Name and Address	Amount and Nature
of Beneficial Owner	of Beneficial Ownership	Percent of Class

JBS Capital, Inc. 843 Persimmon Lane Langhorne, PA 19047	17,500,000	100%

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

       On November 14, 2007, the Company redeemed, in accordance with The Redemption Agreement (the “Redemption Agreement”) an aggregate of 17,500,000 shares of its common stock from its former sole stockholder (“Selling Stockholder”) for an aggregate purchase price equal to $50,000. The purchase price was paid as $16,700 in cash and a promissory note in the principal amount of $33,300, both of which were delivered to the Selling Stockholder upon the execution and delivery of the Redemption Agreement.

       On November 14, 2007, the Company sold 17,500,000 shares of common stock to Genesis Holdings, Inc., a Texas corporation (“Genesis”). The Company sold such shares of common stock to Genesis for an aggregate purchase price equal to $50,000 pursuant to the terms and conditions contained in the common stock purchase agreement (the “Purchase Agreement”). In accordance with the Purchase Agreement, the purchase price was paid as $16,700 in cash and a promissory note in the principal amount of $33,300, both of which were delivered to the Company upon the execution and delivery of the Purchase Agreement.

       On January 11, 2008, the Company issued a $1,300 note payable to a stockholder (the “Holder”) of JBS Capital, Inc. (“JBS”) as payment for accounting services performed in 2007 and 2008. JBS is the sole stockholder in the Company. The loan accrues interest at 6.00% on actual days outstanding and a 360 day year and is due on demand. At the discretion of the Holder, the note is convertible into common stock at $.000143 per share, or 9,100,000 shares of common stock. At December 31, 2008, the balance outstanding is $1,300 and is included in notes payable - related parties. During 2009, the holder elected to convert the entire note into common stock. Subsequent to December 31, 2008, the shares of common stock were issued.

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

       On October 21, 2008, the Company issued a $12,000 note payable to JBS. The loan is non-interest bearing and is due on demand. At the discretion of JBS, the note is convertible into common stock at .000143 per share, or 84,000,000 shares of common stock. At December 31, 2008, the balance outstanding is $12,000 and is included in notes payable - related parties. During 2009, JBS elected to convert $1,000 of the note payable into 7,000,000 shares of common stock. Subsequent to December 31, 2008, the shares of common stock were issued.

       During 2008, JBS purchased 17,500,000 shares of the Company’s common stock, representing all of the outstanding shares, by satisfying the promissory note to the selling stockholder and making additional payments to an individual associated with Genesis.

       During 2008, Verbena entered into a merger agreement with American Building and Maintenance Service, Inc. (“ABMS”) and later executed a termination and hold harmless agreement (the “Agreement”) with ABMS terminating the original merger agreement. Under the terms of the Agreement, ABMS agreed to release and hold harmless the Company from its obligations under the terms of the original agreement in consideration of the payment of $8,875 and the issuance of 65,450 shares of the common stock of the Company. JBS paid $8,875 on behalf of Verbena. This payment of $8,875 and an additional payable of $1,000 for management fees due to JBS, aggregating $9,875, are shown as due to related party. Subsequent to December 31, 2008, the shares of common stock were issued.

ITEM 14.

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

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits.

1.1

Certificate of Incorporation of Verbena Pharmaceuticals, Inc. (filed as Exhibit 3 to the Company’s Preliminary Information Statement on Schedule 14C filed on January 3, 2006, and incorporated herein by reference).

1.2	Bylaws of Verbena Pharmaceuticals, Inc. (filed as Exhibit 3 to the Company’s Preliminary Information Statement on Schedule 14C filed on January 3, 2006, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERBENA PHARMACEUTICALS INC.

Dated: June 26, 2009	By:	/s/ Robert Schneiderman
Name: Robert Schneiderman
Title: President, Chief Executive Officer, Secretary and Director