Form 10-Q
period 2009-03-31
VERBENA PHARMACEUTICALS INC
filed 2009-07-24
CIK 1355016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: MARCH 31, 2009

{ } TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

Verbena Pharmaceuticals, Inc .
(Name of small business issuer in its charter)

Delaware	0-51833	20-4142447
(State or other jurisdiction of	Commission file number	(I.R.S. Employer Identification No.)
incorporation or organization)

843 Persimmon Lane
Langhorne, PA 19047
(Address of principal executive office including zip code)

(215) 741-7006
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company Θ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes □   No □.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,683,041 shares of common stock, par value $.0000143 per share, outstanding as of July 24, 2009.

VERBENA PHARMACEUTICALS, INC.
INDEX

Part I-FINANCIAL INFORMATION
Item 1. Financial Statements

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Balance Sheets

	March 31, 2009
	Unaudited	December 31, 2008

ASSETS
Total assets	$0	$0

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$12,097	$77
Due to related party	9,875	9,875
Notes payable - related parties	13,300	13,300
Total current liabilities	35,272	23,252

Long term liabilities
Loan payable - related party	11,235	11,235
Accrued interest payable - related party	192	52
Total long term liabilities	11,427	11,287
Total liabilities	46,699	34,539

Stockholder’s equity (deficiency)
Preferred stock - $.0001 par value, 10,000,000
shares authorized; -0- shares issued and
outstanding	-	-
Common stock - $.0000143 par value, 150,000,000 shares
authorized; 17,500,000 shares issued and outstanding	250	250
Additional paid-in capital	91,682	91,682
(Deficit) accumulated during the development stage	(138,631)	(126,471)
Total stockholder’s equity (deficiency)	(46,699)	(34,539)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)	$0	$0

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Operations
(Unaudited)

			Period from
			January 3, 2006
	For the Three	For the Three	(Inception)
	Months Ended	Months Ended	Through
	March 31, 2009	March 31, 2008	March 31, 2009

Revenues	$-	$-	$-

General and administrative
expenses	12,000	-	137,275

Interest	160	-	1,356

Net (loss)	$(12,160)	$-	$(138,631)

Basic and diluted (loss) per
share	$ *	$ *

Weighted average number of
common shares outstanding	17,500,000	17,500,000

* less than $.01 per share

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Cash Flows
(Unaudited)

			Period from
			January 3, 2006
	For the Three	For the Three	(Inception)
	Months Ended	Months Ended	Through
	March 31, 2009	March 31, 2008	March 31, 2009

Cash flows from operating
activities:
Net (loss)	$(12,160)	$-	$(138,631)

Adjustments to reconcile net
(loss) to net cash (used
In) operations:
Increase(Decrease) in accounts
payable and accrued expenses	12,020	-	12,097
Increase(Decrease) in accrued
interest payable - related party	140	-	192
Increase in due to related party	-	-	9,875

Net cash (used in) operating
activities	-	-	(116,467)

Cash flows from financing
activities:
Proceeds from notes payable -
related parties	-	-	13,300
Proceeds from loan payable -
related party	-	-	11,235
Proceeds from issuance of
common stock	-	-	12,500
Additional capital
Contributions from sole
shareholder	-	-	79,432
Proceeds from stockholder’s loan	-	-	17,500
(Repayment) of
stockholder’s loan	-	-	(17,500)
Purchase of treasury stock	-	-	(16,700)
Sale of treasury stock	-	-	16,700

Net Cash provided by financing
activities	-	-	116,467

Net increase in cash	-	-	-

Cash beginning of period	-	-	-

Cash end of period	$-	$-	$-

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Notes to Financial Statements
March 31, 2009

1 -	ORGANIZATION AND BUSINESS

Verbena Pharmaceuticals Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on January 3, 2006. All activities of the Company to date relate to its organization, initial funding and share issuance. The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through March 31, 2009 of $138,631. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through stockholder loans and contributions. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Presentation - The accompanying unaudited interim financial statements as of March 31, 2009, and for the three months ended March 31 2009 and 2008 and for the period January 3, 2006 through March 31, 2009 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008 and for the period January 3, 2006 through March 31, 2009 and cash flows for the three months ended March 31, 2009 and 2008 and for the period January 3, 2006 through March 31, 2009.  The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. The December 31, 2008 information has been derived from the audited financial statements for the year ended December 31, 2008 included in the Company’s Form 10K for the year ended December 31, 2008. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Form 10K as filed with the Securities and Exchange Commission.   There have been no changes in significant accounting policies since December 31, 2008.

b.

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

c.

Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at the balance sheet date.

d.

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

As of March 31, 2009, the Company has net operating loss carryforwards of approximately $139,000 to reduce future federal and state taxable income through 2028.

The Company has approximately $37,000 and $20,000 in deferred tax assets at March 31, 2009 and 2008, respectively, resulting from net operating loss carryforwards. At March 31, 2009 and 2008, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the valuation allowance.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

e.

Loss Per Common Share - Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive. There were 93,100,000 potential shares at December 31, 2008 which were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share.

f.	Fair Value of Financial Instruments - The carrying value of current assets and liabilities approximates fair value due to the short period of time to maturity.

3 -	NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

On January 11, 2008, the Company issued a $1,300 note payable to a stockholder (the “Holder”) of JBS Capital, Inc. (“JBS”) as payment for accounting services performed in 2007 and 2008. JBS is the sole stockholder in the Company. The loan accrues interest at 6.00% on actual days outstanding and a 360 day year and is due on demand. At the discretion of the Holder, the note is convertible into common stock at $.000143 per share. At March 31, 2009, the balance outstanding is $1,300 and is included in notes payable - related parties. Subsequent to March 31, 2009, the Holder elected to convert the note into common stock. The stock was issued on June 4, 2009.

On June 30, 2008, the Company entered into a revolving loan agreement with ScripsAmerica, Inc. (“Scrips”). The agreement provides the Company with available credit up to an aggregate maximum of $100,000. The loan accrues interest at 5.00% on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  At March 31, 2009, the balance outstanding is $11,235 and is included in loan payable - related party.

On October 21, 2008, the Company issued a $12,000 note payable to JBS. The loan is non-interest bearing and is due on demand. At the discretion of JBS, the note is convertible into common stock at $.000143 per share. At March 31, 2009, the balance outstanding is $12,000 and is included in notes payable - related parties. Subsequent to March 31, 2009, JBS elected to convert $1,000 of the note payable into 7,000,000 shares of common stock which were issued on June 4, 2009.

During 2008, Verbena entered into a merger agreement with American Building and Maintenance Service, Inc. (“ABMS”) and later executed a termination and hold harmless agreement (the “Agreement”) with ABMS terminating the original merger agreement. Under the terms of the Agreement, ABMS agreed to release and hold harmless the Company from its obligations under the terms of the original agreement in consideration of the payment of $8,875 and the issuance of 65,450 shares of the common stock of the Company. JBS paid $8,875 on behalf of Verbena. This payment of $8,875 and an additional payable of $1,000 for management fees due to JBS, aggregating $9,875, are shown as due to related party. The stock was issued on June 4, 2009.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company’s adoption of SFAS No. 141(R) did not have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company’s adoption of SFAS No. 160 did not have a material effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

6 -	SUBSEQUENT EVENTS

On June 4, 2009, the Company issued 65,450 common shares along with a payment of $8,875 to satisfy the termination and hold harmless agreement (the “Agreement”) with American Building and Maintenance Service, Inc. and an additional 17,591 common shares to certain of its founders.

On June 4, 2009, the Company completed a seven for one stock split. All share and per share data give retroactive effect to the stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company’s Financial Statements and related Notes.

SAFE HARBOR REGARDING FORWARD LOOKING STATEMENTS

       Certain statements in this prospectus are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since the future cannot be accurately predicted. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements that express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors that may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. We can give no assurance that such expectations will prove to be correct. Should any one or more of such risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this Form 10-Q. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q.

Description of Business

The Company was incorporated in the State of Delaware on January 3, 2006 and maintains its principal executive office at 843 Persimmon Lane, Langhorne, PA 19047.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

       We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our sole stockholder, management or other investors.

       The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

       Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

       The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

       As of March 31, 2009 and December 31, 2008, the Company had assets equal to $0.  The Company’s current liabilities as of March 31, 2009 totaled $35,272, comprised exclusively of accounts payable, accrued expenses and monies due to related parties.  This compares with liabilities of $23,252 as of December 31, 2008, comprised exclusively of accounts payable, accrued expenses and monies due to related parties.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities for the period from January 3, 2006 (inception) through March 31, 2009:

For the Period from
	Three Months	Three Months	January 3, 2006
	Ended	Ended	(Inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
Net cash used in operating activities	$-	$-	$(116,467)
Net cash used in investing activities	$-	$-	$-
Net cash from financing activities	$-	$-	$116,467
Net effect on cash	$-	$-	$-

       The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

       The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) through March 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

       For the three months ended March 31, 2009, the Company had a net loss of $12,160, consisting $12,000 in audit fees incurred, in relation to the filing of the Company’s annual report on form 10K for the year ended December 31, 2008 and $160 of interest expense.

For the three months ended March 31, 2008, the Company had a net loss of $0.

       For the period from January 3, 2006 (inception) through March 31, 2009, the Company had a net loss of $138,631, consisting $137,725 of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s annual and quarterly reports and $1,356 of interest expense.

Off-Balance Sheet Arrangements

       The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

       We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

       As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

This deficiency consisted primarily of inadequate staffing to timely file our required reports. Management has engaged the help necessary as of June 2009 to comply with timely filings.

Changes in Internal Controls

       There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits .
1.1

Certificate of Incorporation of Verbena Pharmaceuticals, Inc. (filed as Exhibit 3 to the Company’s Preliminary Information Statement on Schedule 14C filed on January 3, 2006, and incorporated herein by reference).

1.2	Bylaws of Verbena Pharmaceuticals, Inc. (filed as Exhibit 3 to the Company’s Preliminary Information Statement on Schedule 14C filed on January 3, 2006, and incorporated herein by reference).

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)	Filed herewith.
14

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERBENA PHARMACEUTICALS, INC.
Dated: July 24, 2009	By: /s/ Robert Schneiderman
Robert Schneiderman
President, Secretary, and Director
Principal Executive Officer
Principal Financial Officer
15