Form 10-K/A
period 2008-12-31
VERBENA PHARMACEUTICALS INC
filed 2009-07-27
CIK 1355016

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange
Act Yes o No x.

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

EXPLANATORY NOTE

       The purpose of this Amendment No.2 to the Annual Report on Form 10-K/A is to respond to the SEC comment letter dated July 9, 2009 which requested that we amend certain disclosures regarding our internal control over financial reporting and correct titles to Section 302 certification.

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

       These controls include implementing a system to prevent fraud, comply with laws and regulations, and improve the effectiveness and efficiency of the business. During June 2009, the Company obtained commitments from certain individuals to devote additional time to the Company. The Company is also in the process of establishing a risk assessment and monitoring process to ensure future effective controls. It is the intention of the Company to file all necessary reports in order to eliminate all current deficiencies as soon as possible

       There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

The following persons comprise the directors and executive officers of the Company as of December 31, 2008:

Name	Age	Director/Officer Since	Position(s) Held

Robert Schneiderman	66	2007	President, Secretary, and Director

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

1.2	Bylaws of Verbena Pharmaceuticals, Inc. (filed as Exhibit 3 to the Company’s Preliminary Information Statement on Schedule 14C filed on January 3, 2006, and incorporated herein by reference).

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERBENA PHARMACEUTICALS, INC.

Dated: July 27, 2009	By: /s/ Robert Schneiderman Robert Schneiderman President, Secretary, and Director Principal Executive Officer Principal Financial Officer

Exhibit 31.1

CERTIFICATION Puruant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert Schneiderman, certify that:

1. I have reviewed this Form 10-K/A of Verbena Pharmaceuticals, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   (a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b)   Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   (c)   Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (d)   Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

   (a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 27, 2009
/s/ Robert Schneiderman Robert Schneiderman Principal Executive Officer

Exhibit 31.2

CERTIFICATION Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert Schneiderman, certify that:

1. I have reviewed this Form 10-K/A of Verbena Pharmaceuticals, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   (a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b)   Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   (c)   Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (d)   Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

   (a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 27, 2009
/s/ Robert Schneiderman Robert Schneiderman Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Verbena Pharmaceuticals, Inc. (the "Company") on Form 10-K/A for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert Schneiderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company’s financial position and results of operations.

July 27, 2009
/s/ Robert Schneiderman
Robert Schneiderman Principal Executive Officer and Principal Financial Officer