Form 10-Q
period 2008-06-30
VERBENA PHARMACEUTICALS INC
filed 2009-07-31
CIK 1355016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: JUNE 30, 2008
{ } TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

Verbena Pharmaceuticals, Inc .
(Name of small business issuer in its charter)

Delaware	0-51833	20-4142447
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

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

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ¨ No ¨.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,683,041 shares of common stock, par value $.0000143 per share, outstanding as of July 31, 2009.

VERBENA PHARMACEUTICALS, INC.

Part I-FINANCIAL INFORMATION
Item 1. Financial Statements

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Balance Sheets

	June 30, 2008
	Unaudited	December 31, 2007
ASSETS
Total assets	$ 0	$ 0

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$ 70	$ 70
Total current liabilities	70	70

Stockholder’s equity (deficiency)
Preferred stock - $.0001 par value, 10,000,000
shares authorized; -0- shares issued and outstanding
	-	-
Common stock - $.0000143 par value, 150,000,000 shares
authorized; 17,500,000 shares issued and outstanding	250	250
Additional paid-in capital	91,682	91,682
(Deficit) accumulated during the development stage	(92,002)	(92,002)
Total stockholder’s equity (deficiency)	(70)	(70)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)	$ 0	$ 0

See notes to financial statements.
3

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Operations
(Unaudited)

					Period from
					January 3, 2006
	For the Three	For the Three	For the Six	For the Six	(Inception)
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenues	$ -	$ -	$ -	$ -	$ -

General and administrative
Expenses	-	9,939	-	19,788	90,935

Interest expense	-	175	-	350	1,067

Net (loss)	$ -	$ (10,114)	$ -	$ (20,138)	$ (92,002)

Basic and diluted (loss)
Per share	*	*	*	*

Weighted average number of
Common shares outstanding	17,500,000	17,500,000	17,500,000	17,500,000

* less than $.01 per share
See notes to financial statements.
4

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Cash Flows
(Unaudited)

			Period from
			January 3, 2006
	For the Six	For the Six	(Inception)
	Months Ended	Months Ended	Through
	June 30, 2008	June 30, 2007	June 30, 2008
Cash flows from operating
activities:
Net (loss)	$ -	$ (20,138)	$ (92,002)

Adjustments to reconcile net
(loss) to net cash (used
In) operations:

Increase(Decrease) in accounts
payable and accrued expenses	-	3,800	70
Increase(Decrease) in accrued
interest payable - stockholder	-	350	-

Net cash (used in) operating
Activities	-	(15,988)	(91,932)
Cash flows from financing
activities:

Proceeds from issuance of
common stock	-	-	12,500
Additional capital
Contributions from sole
shareholder	-	20,000	79,432

Purchase of treasury stock	-	-	(16,700)

Sale of treasury stock	-	-	16,700

Cash provided by financing
Activities	-	20,000	91,932

Net increase in cash and
cash equivalents	-	4,012	-

Cash and cash equivalents -
Beginning	-	2,211	-

Cash and cash equivalents -
Ending	$ -	$ 6,223	$ -

See notes to financial statements.
5

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Notes to Financial Statements
June 30, 2008

1 -	ORGANIZATION AND BUSINESS

Verbena Pharmaceuticals Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on January 3, 2006. All activities of the Company to date relate to its organization, initial funding and share issuance. The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through June 30, 2008 of $92,002. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through stockholder loans and contributions. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Presentation - The accompanying unaudited interim financial statements as of June 30, 2008, and for the three months ended June 30, 2008 and 2007 and for the period January 3, 2006 through June 30, 2008 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008 and the results of operations for the three months ended June 30, 2008 and 2007 and for the period January 3, 2006 through June 30, 2008 and cash flows for the three months ended June 30, 2008 and 2007 and for the period January 3, 2006 through June 30, 2008.  The results of operations for the three months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. The December 31, 2007 information has been derived from the audited financial statements for the year ended December 31, 2007 included in the Company’s Form 10K for the year ended December 31, 2007. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Form 10K as filed with the Securities and Exchange Commission.   There have been no changes in significant accounting policies since December 31, 2007.

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

As of June 30, 2008, the Company has net operating loss carryforwards of approximately $92,000 to reduce future federal and state taxable income through 2027.

The Company has approximately $20,000 and $14,000 in deferred tax assets at June 30, 2008 and 2007, respectively, resulting from net operating loss carryforwards. At June 30, 2008 and 2007, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the valuation allowance.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

e.

Loss Per Common Share - Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive. There were 9,100,000 potential shares at June 30, 2008 which were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share.

f.	Fair Value of Financial Instruments - The carrying value of current assets and liabilities approximates fair value due to the short period of time to maturity.

3 - NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

       On January 11, 2008, the Company issued a $1,300 note payable to a stockholder (the “Holder”) of JBS Capital, Inc. (“JBS”) as payment for accounting services performed in 2007 and 2008. JBS is the sole stockholder in the Company. The loan accrues interest at 6.00% on actual days outstanding and a 360 day year and is due on demand. At the discretion of the Holder, the note is convertible into common stock at $.000143 per share. Subsequent to June 30, 2008, the Holder elected to convert the note into common stock. The stock was issued on June 4, 2009.

       On June 30, 2008, the Company entered into a revolving loan agreement with ScripsAmerica, Inc. (“Scrips”). The agreement provides the Company with available credit up to an aggregate maximum of $100,000. The loan accrues interest at 5.00% on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  As of June 30, 2008, the Company has not borrowed against this loan.

       On October 21, 2008, the Company issued a $12,000 note payable to JBS. The loan is non-interest bearing and is due on demand. At the discretion of JBS, the note is convertible into common stock at $.000143 per share. Subsequent to June 30, 2008, JBS elected to convert $1,000 of the note payable into 7,000,000 shares of common stock which were issued on June 4, 2009.

       During 2008, Verbena entered into a merger agreement with American Building and Maintenance Service, Inc. (“ABMS”) and subsequent to June 30, 2008, executed a termination and hold harmless agreement (the “Agreement”) with ABMS terminating the original merger agreement. Under the terms of the Agreement, ABMS agreed to release and hold harmless the Company from its obligations under the terms of the original agreement in consideration of the payment of $8,875 and the issuance of 65,450 shares of the common stock of the Company. Subsequent to June 30, 2008, JBS paid $8,875 on behalf of Verbena. The stock was issued on June 4, 2009.

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

5 - RECENT ACCOUNTING PRONOUNCEMENTS

       In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company’s adoption of SFAS No. 141(R) did not have a material effect on its financial statements

.

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

Liquidity and Capital Resources

       As of June 30, 2008 and December 31, 2007, the Company had assets equal to $0.  The Company’s current liabilities as of June 30, 2008 totaled $70, comprised exclusively of accounts payable and accrued expenses.  This compares with liabilities of $70 as of December 31, 2007, comprised exclusively of accounts payable and accrued expenses.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities for the period from January 3, 2006 (inception) through June 30, 2008:

Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	For the Period from January 3, 2006 (Inception) through June 30, 2008

Net cash used in operating activities	$-	$(15,988)	$(91,932)
Net cash used in investing activities	$-	$-	$-
Net cash from financing activities	$-	$20,000	$91,932
Net effect on cash	$-	$4,012	$-

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

Results of Operations

       The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) through June 30, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the six months ended June 30, 2008, the Company had a net loss of $0.

       For the six months ended June 30, 2007, the Company had a net loss of $20,138, consisting of $19,788 of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s annual and quarterly reports and $350 of interest expense.

       For the period from January 3, 2006 (inception) through June 30, 2008, the Company had a net loss of $92,002, consisting of $90,935 of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s annual and quarterly reports and $1,067 of interest expense.

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

       As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

This deficiency consisted primarily of inadequate staffing to timely file our required reports. Management has engaged the help necessary as of June 2009 to comply with timely filings.

       There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

16