Form 10-Q/A
period 2009-03-31
VERBENA PHARMACEUTICALS INC
filed 2009-08-14
CIK 1355016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,683,041 shares of common stock, par value $.0000143 per share, outstanding as of August 14, 2009.

EXPLANATORY NOTE

       The purpose of this Amendment No.1 to the Quarterly Report on Form 10-Q/A is to amend certain financial statements to appropriately reflect the impact of the $1,300 note payable issued on January 11, 2008 as payment for accounting services.

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

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Operations
(Unaudited)

Period from
January 3, 2006
For the Three	For the Three	(Inception)
Months Ended	Months Ended	Through
March 31, 2009	March 31, 2008	March 31, 2009
(Restated)
Revenues	$-	$-	$-

General and administrative
expenses	12,000	1,300	137,275

Interest expense	160	17	1,356

Net (loss)	$(12,160)	$(1,317)	$(138,631)

Basic and diluted (loss) per
share	$	*	$	*

Weighted average number of
common shares outstanding	17,500,000	17,500,000

* less than $.01 per share

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Cash Flows
(Unaudited)

			Period from
			January 3, 2006
	For the Three	For the Three	(Inception)
	Months Ended	Months Ended	Through
	March 31, 2009	March 31, 2008	March 31, 2009
		(Restated)	(Restated)
Cash flows from operating
activities:
Net (loss)	$(12,160)	$(1,317)	$(138,631)

Adjustments to reconcile net
(loss) to net cash (used
In) operations:
Note payable issued in exchange
for accounting services	-	1,300	1,300
Increase(Decrease) in accounts
payable and accrued expenses	12,020	17	12,097
Increase(Decrease) in accrued
interest payable - related party	140	-	192
Increase in due to related party	-	-	9,875

Net cash (used in) operating
activities	-	-	(115,167)

Cash flows from financing
activities:
Proceeds from notes payable -
related parties	-	-	12,000
Proceeds from loan payable -
related party	-	-	11,235
Proceeds from issuance of
common stock	-	-	12,500
Additional capital
Contributions from sole
shareholder	-	-	79,432
Proceeds from stockholder’s loan	-	-	17,500
(Repayment) of
stockholder’s loan	-	-	(17,500)
Purchase of treasury stock	-	-	(16,700)
Sale of treasury stock	-	-	16,700

Net Cash provided by financing
activities	-	-	115,167

Net increase in cash	-	-	-

Cash beginning of period	-	-	-

Cash end of period	$-	$-	$-

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

On June 4, 2009, the Company completed a seven for one stock split. All share and per share data give retroactive effect to the stock split.

7 -	RESTATEMENT

The Company restated its Statement of Operations for the three months ended March 31, 2008 to reflect general and administrative expenses and interest expense of $1,300 and $17, respectively. The Statement of Cash Flows was also restated for the three months ended March 31, 2008 to reflect a net loss of $1,317, the note payable issued in exchange for accounting services of $1,300, and an increase in accrued expenses of $17. The Statement of Operations and Cash Flows for the three months ended March 31, 2008 were restated to reflect the impact of the $1,300 note payable issued on January 11, 2008 as payment for accounting services. The Statement of Cash Flows for the period from January 3, 2006 (Inception) through March 31, 2009 was restated to show the issuance of the note payable as an adjustment to reconcile net (loss) to net cash (used in) operations.

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

The following is a summary of the Company’s cash flows from operating, investing, and financing activities for the period from January 3, 2006 (inception) through March 31, 2009:

For the Period from
	Three Months	Three Months	January 3, 2006
	Ended	Ended	(Inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
Net cash used in operating activities	$-	$-	$(115,167)
Net cash used in investing activities	$-	$-	$-
Net cash from financing activities	$-	$-	$115,167
Net effect on cash	$-	$-	$-

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

       For the three months ended March 31, 2009, the Company had a net loss of $12,160, consisting of $12,000 in audit fees incurred, in relation to the filing of the Company’s annual report on form 10K for the year ended December 31, 2008 and $160 of interest expense.

       For the three months ended March 31, 2008, the Company had a net loss of $1,317, consisting of $1,300 in accounting fees incurred in relation to the filing of the Company’s annual and quarterly reports and $17 of interest expense.

       For the period from January 3, 2006 (inception) through March 31, 2009, the Company had a net loss of $138,631, consisting of $137,725 of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s annual and quarterly reports and $1,356 of interest expense.

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

VERBENA PHARMACEUTICALS, INC.

Dated: August 14, 2009	By: /s/ Robert Schneiderman
Robert Schneiderman
President, Secretary, and Director
Principal Executive Officer
Principal Financial Officer

