Form 10-Q
period 2009-06-30
VERBENA PHARMACEUTICALS INC
filed 2009-08-14
CIK 1355016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: JUNE 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

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

Large Accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company [X]

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

VERBENA PHARMACEUTICALS, INC.
INDEX

Part I-FINANCIAL INFORMATION
Item 1. Financial Statements

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Balance Sheets

	June 30, 2009
	Unaudited	December 31, 2008
ASSETS
Total assets	$0	$0

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$21,500	$77
Due to related party	10,025	9,875
Notes payable - related parties	11,000	13,300
Total current liabilities	42,525	23,252

Long term liabilities
Loan payable - related party	11,235	11,235
Accrued interest payable - related party	332	52
Total long term liabilities	11,567	11,287
Total liabilities	54,092	34,539

Stockholder’s equity (deficiency)
Preferred stock - $.0001 par value, 10,000,000
shares authorized; -0- shares issued and
outstanding	-	-
Common stock - $.0000143 par value, 150,000,000 shares
authorized; 33,683,041 shares issued and outstanding	481	250
Additional paid-in capital	93,760	91,682
(Deficit) accumulated during the development stage	(148,333)	(126,471)
Total stockholder’s equity (deficiency)	(54,092)	(34,539)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)	$0	$0

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Operations
(Unaudited)

					Period from
					January 3, 2006
	For the Three	For the Three	For the Six	For the Six	(Inception)
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	June 30, 2009	June 30, 2008)	June 30, 2009	June 30, 2008	June 30, 2009
		(Restated)		(Restated)

Revenues	$-	$-	$-	$-	$-

General and administrative
Expenses	9,659	-	21,659	1,300	146,934

Interest expense	43	20	203	37	1,399

Net (loss)	$(9,702)	$(20)	$(21,862)	$(1,337)	$(148,333)

Basic and diluted (loss)
per share	*	*	*	*

Weighted average number of
common shares outstanding	22,301,562	17,500,000	19,914,045	17,500,000

* less than $.01 per share

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statement of Changes in Stockholder’s Equity (Deficiency)
For the period January 3, 2006 (Inception) Through June 30, 2009

				(Deficit)
				Accumulated
			Additional	During the			Stockholder’s
	Common	Stock	Paid-In	Development	Treasury	Stock	Equity
	Shares	Amount	Capital	Stage	Shares	Amount	(Deficiency)

Balance January 3 2006 (inception)	-	$-	$-	$-	-	$-	$-
Issuance of common stock
on January 31, 2006	17,500,000	250	12,250	-	-	-	12,500

Capital contributions from stockholder	-	-	19,250	-	-	-	19,250

Net (loss)	-	-	-	(52,209)	-	-	(52,209)

Balance December 31, 2006	17,500,000	250	31,500	(52,209)	-	-	(20,459)

Capital contributions from stockholder	-	-	60,182	-	-	-	60,182

Purchase of treasury stock
on November 14, 2007	-	-	-	-	(2,500,000)	(16,700)	(16,700)

Issuance of treasury stock
on November 14, 2007	-	-	-	-	2,500,000	16,700	16,700

Net (loss)	-	-	-	(39,793)	-	-	(39,793)

Balance December 31, 2007	17,500,000	250	91,682	(92,002)	-	-	(70)

Net (loss)	-	-	-	(34,469)	-	-	(34,469)

Balance December 31, 2008	17,500,000	$250	$91,682	$(126,471)	-	-	$(34,539)

Issuance of common stock on June 4, 2009	83,041	1	8	-	-	-	9

Conversion of notes payable
to common stock on June 4, 2009	16,100,000	230	2,070	-	-	-	2,300

Net (loss)	-	-	-	(21,862)	-	-	(21,862)

Balance June 30, 2009	33,683,041	$481	$93,760	$(148,333)	-	$-	$(54,092)

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Cash Flows
(Unaudited)

			Period from
			January 3, 2006
	For the Six	For the Six	(Inception)
	Months Ended	Months Ended	Through
	June 30, 2009	June 30, 2008	June 30, 2009
		(Restated)
Cash flows from operating activities:
Net (loss)	$(21,862)	$(1,337)	$(148,333)
Adjustments to reconcile net
(loss) to net cash (used
in) operations:
Stock based settlement expense	9	-	9
Note payable issued in exchange
for accounting services	-	1,300	1,300
Increase(decrease) in accounts
payable and accrued expenses	21,423	37	21,500
Increase(decrease) in accrued
interest payable - related party	280	-	332
Increase in due to related party	150	-	10,025
Net cash (used in) operating
activities	-	-	(115,167)

Cash flows from financing
Proceeds from notes payable -
related parties	-	-	12,000
Proceeds from loan payable -
related party	-	-	11,235
Proceeds from issuance of
common stock	-	-	12,500
Additional capital
Contributions from sole shareholder	-	-	79,432
Proceeds from stockholder’s loan	-	-	17,500
(repayment) of stockholder’s loan	-	-	(17,500)

Purchase of treasury stock	-	-	(16,700)
Sale of treasury stock	-	-	16,700
Net cash provided by financing
activities	-	-	115,167

Net increase in cash and
cash equivalents	-	-	-
Cash and cash equivalents -
beginning	-	-	-
Cash and cash equivalents -
ending	$-	$-	$-
Supplemental schedule of
noncash investing and financing activities:

Conversion of notes payable -
related party to common stock	$2,300	$-	$2,300

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Notes to Financial Statements
June 30, 2009

1 -	ORGANIZATION AND BUSINESS

Verbena Pharmaceuticals Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on January 3, 2006. All activities of the Company to date relate to its organization, initial funding and share issuance. The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through June 30, 2009 of $148,333. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through stockholder loans and contributions. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Presentation - The accompanying unaudited interim financial statements as of June 30, 2009, and for the three months ended June 30, 2009 and 2008 and for the period January 3, 2006 through June 30, 2009 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009 and the results of operations for the three months ended June 30, 2009 and 2008 and for the period January 3, 2006 through June 30, 2009 and cash flows for the three months ended June 30, 2009 and 2008 and for the period January 3, 2006 through June 30, 2009.  The results of operations for the three months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. The December 31, 2008 information has been derived from the audited financial statements for the year ended December 31, 2008 included in the Company’s Form 10K for the year ended December 31, 2008. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Form 10K as filed with the Securities and Exchange Commission.   There have been no changes in significant accounting policies since December 31, 2008.

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

As of June 30, 2009, the Company has net operating loss carryforwards of approximately $148,000 to reduce future federal and state taxable income through 2028.

The Company has approximately $41,000 and $20,000 in deferred tax assets at June 30, 2009 and 2008, respectively, resulting from net operating loss carryforwards. At June 30, 2009 and 2008, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the valuation allowance.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

e.

Loss Per Common Share - Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive. There were 77,000,000 potential shares at June 30, 2009 which were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share.

f.	Fair Value of Financial Instruments - The carrying value of current assets and liabilities approximates fair value due to the short period of time to maturity.

3 -	NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

On January 11, 2008, the Company issued a $1,300 note payable to a stockholder (the “Holder”) of JBS Capital, Inc. (“JBS”) as payment for accounting services performed in 2007 and 2008. JBS is the sole stockholder in the Company. The loan accrued interest at 6.00% on actual days outstanding and a 360 day year and is due on demand. At the discretion of the Holder, the note was convertible into common stock at $.000143 per share. On June 4, 2009, the Holder elected to convert the note into common stock.

On June 30, 2008, the Company entered into a revolving loan agreement with ScripsAmerica, Inc. (“Scrips”). The agreement provides the Company with available credit up to an aggregate maximum of $100,000. The loan accrues interest at 5.00% on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  As of June 30, 2009, the balance outstanding consists of principal and interest of $11,235 and 332, respectively.

On October 21, 2008, the Company issued a $12,000 note payable to JBS. The loan is non-interest bearing and is due on demand. At the discretion of JBS, the note is convertible into common stock at $.000143 per share. JBS elected to convert $1,000 of the note payable into 7,000,000 shares of common stock which were issued on June 4, 2009. As of June 30, 2009, the balance outstanding is $11,000.

During 2008, Verbena entered into a merger agreement with American Building and Maintenance Service, Inc. (“ABMS”) and subsequent to June 30, 2008, executed a termination and hold harmless agreement (the “Agreement”) with ABMS terminating the original merger agreement. Under the terms of the Agreement, ABMS agreed to release and hold harmless the Company from its obligations under the terms of the original agreement in consideration of the payment of $8,875 and the issuance of 65,450 shares of the common stock of the Company. JBS paid $8,875 on behalf of Verbena. The stock was issued on June 4, 2009. The payment of $8,875, an additional payable of $1,000 for management fees due to JBS, and $150 for additional amounts paid by JBS on behalf of the Company, aggregating $10,025, are shown as due to related party.

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

Subsequent events have been evaluated through August 14, 2009, the date the financial statements were issued.

7 -	RESTATEMENT

The Company restated its Statement of Operations for the three months ended June 30, 2008 to reflect interest expense of $20 and for the six months ended June 30, 2008 to reflect general and administrative expenses and interest expense of $1,300 and $37, respectively. The Statement of Cash Flows was also restated for the six months ended June 30, 2008 to reflect a net loss of $1,337, the note payable issued in exchange for accounting services of $1,300, and an increase in accrued expenses of $37. The Statement of Operations for the three and six months ended June 30, 2008 and the Statement of Cash Flows for the six months ended June 30, 2008 were restated to reflect the impact of the $1,300 note payable issued on January 11, 2008 as payment for accounting services.

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

Liquidity and Capital Resources

       As of June 30, 2009 and December 31, 2008, the Company had assets equal to $0.  The Company’s current liabilities as of June 30, 2009 totaled $42,525, comprised exclusively of accounts payable, accrued expenses, and monies due to related parties.  This compares with liabilities of $23,252 as of December 31, 2008, comprised exclusively of accounts payable, accrued expenses, and monies due to related parties.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities for the period from January 3, 2006 (inception) through June 30, 2009:

For the Period from
	Six Months	Six Months	January 3, 2006
	Ended	Ended	(Inception) through
	June 30, 2009	June 30, 2008	June 30, 2009
Net cash used in operating activities	$-	$-	$(115,167)
Net cash used in investing activities	$-	$-	$-
Net cash from financing activities	$-	$-	$115,167
Net effect on cash	$-	$-	$-

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

Results of Operations

       The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) through June 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

       For the three and six months ended June 30, 2009, the Company had a net loss of $9,702 and $21,862, respectively, consisting of $9,650 and $21,650 in filing fees and audit fees in relation to the filing of the Company’s annual report on form 10K and 10K/A for the year ended December 31, 2008, quarterly report on form 10Q for the quarter ended March 31, 2009, and the filing of form S-1 on June 30, 2009, $9 in fees related to the termination of the ABMS agreement and $43 and $203 of interest expense.

For the three and six months ended June 30, 2008, the Company had a net loss of $20 and $1,337, respectively, consisting of $0 and $1,300 in accounting fees and $20 and $37 of interest expense.

       For the period from January 3, 2006 (inception) through June 30, 2009, the Company had a net loss of $148,333, consisting $146,934 of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s annual and quarterly reports and $1,399 of interest expense.

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

       As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

       There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

