Form 10-K/A
period 2008-12-31
VERBENA PHARMACEUTICALS INC
filed 2009-08-27
CIK 1355016

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 3)
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

As of August 26, 2009, there were 33,683,041 shares of common stock outstanding.

EXPLANATORY NOTE

       The purpose of this Amendment No.3 to the Annual Report on Form 10-K/A is to remove a financial statement note disclosure, which previously included the Company’s unaudited quarterly results of operations, as such disclosure is not required.

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
August 26, 2009

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