Form 10-Q
period 2009-09-30
VERBENA PHARMACEUTICALS INC
filed 2009-11-05
CIK 1355016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

{ X }	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: SEPTEMBER 30, 2009
{ }	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

Verbena Pharmaceuticals, Inc .
(Name of small business issuer in its charter)

Delaware	0-51833	20-4142447
(State or other jurisdiction of	Commission file number	(I.R.S. Employer Identification No.)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,683,041 shares of common stock, par value $.0000143 per share, outstanding as of November 5, 2009.

VERBENA PHARMACEUTICALS, INC.
INDEX

Part I-FINANCIAL INFORMATION
Item 1. Financial Statements

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Balance Sheets

	September 30, 2009
	Unaudited	December 31, 2008
ASSETS
Total assets	$0	$0

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$30,000	$77
Due to related party	10,025	9,875
Notes payable - related parties	11,000	13,300
Total current liabilities	51,025	23,252

Long term liabilities
Loan payable - related party	22,625	11,235
Accrued interest payable - related party	555	52
Total long term liabilities	23,180	11,287
Total liabilities	74,205	34,539

Stockholder’s equity (deficiency)
Preferred stock - $.0001 par value, 10,000,000
shares authorized; -0- shares issued and
outstanding	-	-
Common stock - $.0000143 par value, 150,000,000 shares
authorized; 33,683,041 shares issued and outstanding	481	250
Additional paid-in capital	93,760	91,682
(Deficit) accumulated during the development stage	(168,446)	(126,471)
Total stockholder’s equity (deficiency)	(74,205)	(34,539)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)	$0	$0

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Operations
(Unaudited)

Period from
January 3, 2006
	For the Three	For the Three	For the Nine	For the Nine	(Inception)
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
		(Restated)		(Restated)
Revenues	$ -	$ -	$ -	$ -	$ -

General and administrative
Expenses	19,890	13,000	41,549	14,300	166,824

Interest expense	223	20	426	57	1,622

Net (loss)	$ (20,113)	$ (13,020)	$ (41,975)	$ (14,357)	$ (168,446)

Basic and diluted (loss)
per share	*	*	*	*

Weighted average number of
common shares outstanding	33,683,041	17,500,000	24,554,146	17,500,000

* less than $.01 per share

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statement of Changes in Stockholder’s Equity (Deficiency)
For the period January 3, 2006 (Inception) Through September 30, 2009

				(Deficit)
				Accumulated
			Additional	During the			Stockholder’s
	Common Stock		Paid-In	Development	Treasury Stock		Equity
	Shares	Amount	Capital	Stage	Shares	Amount	(Deficiency)

Balance January 3, 2006 (inception)	-	$ -	$ -	$ -	-	$ -	$ -

Issuance of common stock
on January 31,2006	17,500,000	250	12,250	-	-	-	12,500

Capital contributions
from stockholder	-	-	19,250	-	-	-	19,250

Net (loss)	-	-	-	(52,209)	-	-	(52,209)

Balance December 31, 2006	17,500,000	250	31,500	(52,209)	-	-	(20,459)

Capital contributions
from stockholder	-	-	60,182	-	-	-	60,182

Purchase of treasury stock
on November 14, 2007	-	-	-	-	(2,500,000)	(16,700)	(16,700)

Issuance of treasury stock
on November 14, 2007	-	-	-	-	2,500,000	16,700	16,700

Net (loss)	-	-	-	(39,793)	-	-	(39,793)

Balance December 31, 2007	17,500,000	250	91,682	(92,002)	-	-	(70)

Net (loss)	-	-	-	(34,469)	-	-	(34,469)

Balance December 31, 2008	17,500,000	$250	$ 91,682	$ (126,471)	-	-	($34,539)

Issuance of common stock
on June 4, 2009	17,591	-	-	-	-	-	-

Issuance of common stock
on June 4, 2009	65,450	1	8	-	-	-	9

Conversion of notes payable
to common stock on June 4, 2009	16,100,000	230	2,070	-	-	-	2,300

Net (loss)	-	-	-	(41,975)	-	-	(41,975)

Balance September 30, 2009	33,683,041	$481	$93,760	$ (168,446)	-	$ -	$ (74,205)

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Statements of Cash Flows
(Unaudited)

			Period from
			January 3, 2006
	For the Nine	For the Nine	(Inception)
	Months Ended	Months Ended	Through
	September 30, 2009	September 30, 2008	September 30, 2009
		(Restated)
Cash flows from operating
activities:
Net (loss)	$(41,975)	$(14,357)	$(168,446)
Adjustments to reconcile net
(loss) to net cash (used
in) operations:
Stock based settlement expense	9	-	9
Note payable issued in exchange
for accounting services	-	-	1,300
Increase(decrease) in accounts
payable and accrued expenses	29,923	12,000	30,000
Increase(decrease) in accrued
interest payable - related party	503	1,057	555
Increase in due to related party	150	-	10,025
Net cash (used in) operating
activities	(11,390)	(1,300)	(126,557)

Cash flows from financing
activities:
Proceeds from notes payable -
related parties	-	1,300	12,000
Proceeds from loan payable -
related party	11,390	-	22,625
Proceeds from issuance of
common stock	-	-	12,500
Additional capital
Contributions from sole
shareholder	-	-	79,432
Proceeds from stockholder’s loan	-	-	17,500
(repayment) of
stockholder’s loan	-	-	(17,500)
Purchase of treasury stock	-	-	(16,700)
Sale of treasury stock	-	-	16,700
Net cash provided by financing
activities	11,390	1,300	126,557
Net increase in cash and
cash equivalents	-	-	-
Cash and cash equivalents -
beginning	-	-	-
Cash and cash equivalents -
ending	$-	$-	$-
Supplemental schedule of noncash
investing and financing activities:
Conversion of notes payable -
related party to common stock	$-	$-	$2,300

See notes to financial statements.

VERBENA PHARMACEUTICALS INC.
A Development Stage Company
Notes to Financial Statements
September 30, 2009

1 -	ORGANIZATION AND BUSINESS

Verbena Pharmaceuticals Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on January 3, 2006. All activities of the Company to date relate to its organization, initial funding and share issuance. The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through September 30, 2009 of $168,446. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through stockholder loans and contributions. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Presentation - The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim period presented.  The results of operations are not necessarily indicative of the results to be expected for the full year. The December 31, 2008 information has been derived from the audited financial statements for the year ended December 31, 2008 included in the Company’s Form 10K for the year ended December 31, 2008. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Form 10K as filed with the Securities and Exchange Commission.   There have been no changes in significant accounting policies since December 31, 2008.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of September 30, 2009, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.

As of September 30, 2009, the Company has net operating loss carryforwards of approximately $168,000 to reduce future federal and state taxable income through 2028.

The Company has approximately $49,000 and $25,000 in deferred tax assets at September 30, 2009 and 2008, respectively, resulting from net operating loss carryforwards. At September 30, 2009 and 2008, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the valuation allowance.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

e.

Loss Per Common Share - Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive. There were 77,000,000 potential shares at September 30, 2009 which were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share.

f.	Fair Value of Financial Instruments - The carrying value of current assets and liabilities approximates fair value due to the short period of time to maturity.

3 -	NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

On January 11, 2008, the Company issued a $1,300 note payable to a stockholder (the “Holder”) of JBS Capital, Inc. (“JBS”) as payment for accounting services performed in 2007 and 2008. JBS is the majority stockholder in the Company. The loan accrued interest at 6.00% on actual days outstanding and a 360 day year and is due on demand. At the discretion of the Holder, the note was convertible into common stock at $.000143 per share. On June 4, 2009, the Holder elected to convert the note into common stock.

On June 30, 2008, the Company entered into a revolving loan agreement with ScripsAmerica, Inc. (“Scrips”). The agreement provides the Company with available credit up to an aggregate maximum of $100,000. The loan accrues interest at 5.00% on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  As of September 30, 2009, the balance outstanding consists of principal and interest of $22,625 and 555, respectively.

On October 21, 2008, the Company issued a $12,000 note payable to JBS. The loan is non-interest bearing and is due on demand. At the discretion of JBS, the note is convertible into common stock at $.000143 per share. JBS elected to convert $1,000 of the note payable into 7,000,000 shares of common stock which were issued on June 4, 2009. As of September 30, 2009, the balance outstanding is $11,000.

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

On June 4, 2009, the Company issued a stock dividend of 17,591 common shares to its existing shareholders.

On June 4, 2009, the Company issued 65,450 common shares to satisfy the Agreement with American Building and Maintenance Service, Inc.

On June 4, 2009, the Company completed a seven for one stock split. All share and per share data give retroactive effect to the stock split.

5 -	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) amended existing guidance in 805-10 “Business Combinations” (“ASC 805-10”). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. ASC 805-10 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company’s adoption of ASC 805-10 did not have a material effect on its financial statements.

In December 2007, the ASC amended existing guidance in 810-10 “Consolidation” (“ASC 810-10”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. ASC 810-10 is effective for fiscal years and interim periods beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company’s adoption of ASC 810-10 did not have a material effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

6.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 5, 2009, the date the financial statements were issued.

7.	RESTATEMENT

The Company restated its Statement of Operations for the three and nine months ended September 30, 2008 to reflect interest expense of $20 and $57, respectively. The Statement of Cash Flows was also restated for the nine months ended September 30, 2008 to reflect additional losses and accrued interest payable - related party of $57. The Statement of Operations for the three and nine months ended September 30, 2008 and the Statement of Cash Flows for the nine months ended September 30, 2008 were restated to reflect the impact of the interest expense related to the $1,300 note payable issued on January 11, 2008 as payment for accounting services.

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

Liquidity and Capital Resources

       As of September 30, 2009 and December 31, 2008, the Company had assets equal to $0.  The Company’s current liabilities as of September 30, 2009 totaled $51,025, comprised exclusively of accounts payable, accrued expenses, and monies due to related parties.  This compares with liabilities of $23,252 as of December 31, 2008, comprised exclusively of accounts payable, accrued expenses, and monies due to related parties.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities for the period from January 3, 2006 (inception) through September 30, 2009:

For the Period from
	Nine Months	Nine Months	January 3, 2006
	Ended	Ended	(Inception) through
	September 30, 2009	September 30, 2008	September 30, 2009
Net cash used in operating activities	$(11,390)	$(1,300)	$(126,557)
Net cash used in investing activities	$-	$-	$-
Net cash from financing activities	$11,390	$1,300	$126,557
Net effect on cash	$-	$-	$-

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

Results of Operations

       The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) through September 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

       For the three and nine months ended September 30, 2009, the Company had a net loss of $20,113 and $41,975, respectively, consisting of $19,890 and $41,549 in filing fees, audit and other fees in relation to the filing of the Company’s annual report on form 10K and 10K/A for the year ended December 31, 2008, the Company’s quarterly reports on form 10Q for the quarters ending March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009, and June 30, 2009, the filing of form S-1 and S-1/A, and fees related to the termination of the ABMS agreement and $223 and $426 of interest expense.

       For the three and nine months ended September 30, 2008, the Company had a net loss of $13,020 and $14,359, respectively, consisting of $13,000 and $14,300 in filing fees and audit fees in relation to the filing of the Company’s annual audit on form 10KSB for the year ended December 31, 2007, and $20 and $57 of interest expense.

       For the period from January 3, 2006 (inception) through September 30, 2009, the Company had a net loss of $168,446, consisting of $166,824 of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s annual and quarterly reports and $1,622 of interest expense.

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

       As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

       There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

VERBENA PHARMACEUTICALS, INC.
Dated: November 5, 2009	By: /s/ Robert Schneiderman
Robert Schneiderman
President, Secretary, and Director
Principal Executive Officer
Principal Financial Officer

